Form 10-Q
period 2024-06-30
Endo, Inc.
filed 2024-08-29
CIK 2008861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM            TO
Commission File Number: 333-280767
____________________________________________________________________________________________
Endo, Inc.
(Exact name of registrant as specified in its charter)
____________________________________________________________________________________________

Delaware		30-1390281
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1400 Atwater Drive
Malvern,	Pennsylvania	19355
(Address of principal executive offices)		(Zip Code)
+1 (484) 216-0000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None (1)
(1)    On June 28, 2024, Endo, Inc. common stock was quoted and began trading on the OTCQX® Best Market under the symbol “NDOI.”

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☐

	No	☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒

	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐

	No	☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.	Yes	☒

	No	☐

The number of common stock, par value $0.001 per share outstanding as of August 22, 2024 was 76,400,000.

ENDO, INC.
INDEX

		Page
Forward-Looking Statements		i

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of June 30, 2024 (Successor) and December 31, 2023 (Predecessor) (Unaudited)	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 (Successor), the period April 1, 2024 to April 23, 2024 (Predecessor), the period January 1, 2024 to April 23, 2024 (Predecessor) and the three and six months ended June 30, 2023 (Predecessor) (Unaudited)	2
	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2024 (Successor), the period April 1, 2024 to April 23, 2024 (Predecessor), the period January 1, 2024 to April 23, 2024 (Predecessor) and the three and six months ended June 30, 2023 (Predecessor) (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 (Successor), the period January 1, 2024 to April 23, 2024 (Predecessor) and the six months ended June 30, 2023 Predecessor (Unaudited)	5
	Condensed Consolidated Statements of Shareholders’ Equity Deficit for the three and six months ended June 30, 2024 (Successor), the period April 1, 2024 to April 23, 2024 (Predecessor), the period January 1, 2024 to March 31, 2024 (Predecessor) and the three and six months ended June 30, 2023 (Predecessor) (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	63
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	86
Item 4.	Controls and Procedures	87

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	88
Item 1A.	Risk Factors	88
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	117
Item 3.	Defaults Upon Senior Securities	117
Item 4.	Mine Safety Disclosures	117
Item 5.	Other Information	117
Item 6.	Exhibits	117

Signatures		120

FORWARD-LOOKING STATEMENTS
Statements contained or incorporated by reference in this document contain information that includes or is based on “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act) and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statements relating to future financial results, cost savings, revenues, expenses, net income and income per share; the possibility or potential outcomes of future litigation; future financing activities; the possibility and potential impact of future public health crises and epidemics on the health and welfare of our employees and on our business (including any economic impact, anticipated return to historical purchasing decisions by customers, changes in consumer spending, decisions to engage in certain medical procedures, future governmental orders that could impact our operations and the ability of our manufacturing facilities and suppliers to fulfill their obligations to us); the expansion of our product pipeline and any development, approval, launch or commercialization activities; and any other statements that refer to Endo’s expected, estimated or anticipated future results. We have tried, whenever possible, to identify such statements with words such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “project,” “forecast,” “will,” “may” or similar expressions. We have based these forward-looking statements on our current expectations, assumptions and projections about, among other things, the growth of our business, our financial performance and the development of our industry.
Because these forward-looking statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties including, without limitation, the timing or results of any potential future litigation, investigations, claims, actual or contingent liabilities; changing competitive, market and regulatory conditions; changes in legislation or regulations; our ability to obtain and maintain adequate protection for our intellectual property rights; the impacts of competition such as those related to XIAFLEX® and other branded, sterile injectable and generic products; the timing and uncertainty of the results of both the research and development (R&D) and regulatory processes, including regulatory approvals, product recalls, withdrawals and other unusual items; domestic and foreign health care and cost containment reforms, including government pricing, tax and reimbursement policies; technological advances and patents obtained by competitors; the performance, including the approval, introduction and consumer and physician acceptance of new products and the continuing acceptance of currently marketed products; the performance of third parties upon whom we rely for goods and services; issues associated with our supply chain; our ability to develop or expand our product pipeline and to launch new products and to continue to develop the market for XIAFLEX® and other branded, sterile injectable or generic products; the impact that known and unknown side effects may have on market perception and consumer preference; the success of any acquisition, licensing or commercialization; the effectiveness of advertising and other promotional campaigns; the timely and successful implementation of any strategic and/or optimization initiatives; the uncertainty associated with the identification of and successful consummation and execution of external corporate development initiatives and strategic partnering transactions; our ability to obtain and successfully manufacture, maintain and distribute a sufficient supply of products to meet market demand in a timely manner; supply chain issues; and the other risks and uncertainties more fully described in Part II, Item 1A “Risk Factors” of this report and in other reports that we file with the Securities and Exchange Commission (SEC).
These risks and uncertainties, many of which are outside of our control, and any other risks and uncertainties that we are not currently able to predict or identify, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations and cash flows and could cause our actual results to differ materially and adversely from those expressed in forward-looking statements contained or referenced in this document.
We do not undertake any obligation to update our forward-looking statements after the date of this document for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities laws. Also note that, as described in Part II, Item 1A “Risk Factors” of this report, we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 27A of the Securities Act and Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this to be a complete discussion of all potential risks or uncertainties.
i

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

ENDO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share and per share data)

	Successor	Predecessor
	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$293,536	$777,919
Restricted cash and cash equivalents	166,851	167,702
Accounts receivable, net	365,778	386,919
Inventories, net	659,027	246,017
Prepaid expenses and other current assets	85,305	82,163
Income taxes receivable	116	7,781
Total current assets	$1,570,613	$1,668,501
PROPERTY, PLANT AND EQUIPMENT, NET	554,563	476,240
OPERATING LEASE ASSETS	20,544	23,033
GOODWILL	—	1,352,011
OTHER INTANGIBLES, NET	2,251,701	1,477,883
DEFERRED INCOME TAXES	92,214	—
OTHER ASSETS	466,405	139,626
TOTAL ASSETS	$4,956,040	$5,137,294
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$514,998	$537,736
Current portion of legal settlement accrual	1,234	—
Current portion of operating lease liabilities	8,244	956
Current portion of long-term debt	11,250	—
Income taxes payable	63,832	102
Total current liabilities	$599,558	$538,794
DEFERRED INCOME TAXES	5,657	16,248
LONG-TERM DEBT, LESS CURRENT PORTION, NET	2,426,503	—
LONG-TERM LEGAL SETTLEMENT ACCRUAL, LESS CURRENT PORTION	5,624	—
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION	13,025	4,132
OTHER LIABILITIES	72,716	79,812
LIABILITIES SUBJECT TO COMPROMISE	—	11,095,868
COMMITMENTS AND CONTINGENCIES (NOTE 15)
SHAREHOLDERS’ EQUITY (DEFICIT):
Endo International plc Euro deferred shares, $0.01 par value; 4,000,000 shares authorized and issued at December 31, 2023	—	44
Endo International plc ordinary shares, $0.0001 par value; 1,000,000,000 shares authorized; 235,219,612 shares issued and outstanding at December 31, 2023	—	24
Endo, Inc. preferred stock, $0.001 par value, 25,000,000 shares authorized; none issued and outstanding at June 30, 2024	—	—
Endo, Inc. common stock, $0.001 par value; 1,000,000,000 shares authorized; 76,155,520 shares issued and outstanding at June 30, 2024	76	—
Endo, Inc. additional paid-in capital	1,981,480	—
Endo International plc additional paid-in capital	—	8,980,561
Accumulated deficit	(148,776)	(15,354,427)
Accumulated other comprehensive income (loss)	177	(223,762)
Total shareholders’ equity (deficit)	$1,832,957	$(6,597,560)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$4,956,040	$5,137,294
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars and shares in thousands, except per share data)

	Successor	Predecessor
	Three Months Ended June 30, 2024	Period From April 1, 2024 through April 23, 2024	Three Months Ended June 30, 2023
TOTAL REVENUES, NET	$284,163	$162,467	$546,852
COSTS AND EXPENSES:
Cost of revenues	333,695	60,539	233,852
Selling, general and administrative	95,992	28,323	137,729
Research and development	22,448	6,120	28,037
Litigation-related and other contingencies, net	—	200	28,013
Asset impairment charges	—	1,799	—
Acquisition-related and integration items, net	(130)	(817)	365
Interest expense (income), net	44,669	(2)	120
Reorganization items, net	—	(6,328,145)	84,267
Other expense (income), net	246	(493)	179
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(212,757)	$6,394,943	$34,290
INCOME TAX (BENEFIT) EXPENSE	(63,981)	50,629	10,279
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(148,776)	$6,344,314	$24,011
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 5)	—	183,234	(573)
NET (LOSS) INCOME	$(148,776)	$6,527,548	$23,438
NET (LOSS) INCOME PER SHARE—BASIC:
Continuing operations	$(1.95)	$26.97	$0.10
Discontinued operations	—	0.78	—
Basic	$(1.95)	$27.75	$0.10
NET (LOSS) INCOME PER SHARE—DILUTED:
Continuing operations	$(1.95)	$26.97	$0.10
Discontinued operations	—	0.78	—
Diluted	$(1.95)	$27.75	$0.10
WEIGHTED AVERAGE SHARES:
Basic	76,156	235,220	235,220
Diluted	76,156	235,220	235,220
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) - CONTINUED
(Dollars and shares in thousands, except per share data)

	Successor	Predecessor
	Six Months Ended June 30, 2024	Period From January 1, 2024 through April 23, 2024	Six Months Ended June 30, 2023
TOTAL REVENUES, NET	$284,163	$581,974	$1,062,119
COSTS AND EXPENSES:
Cost of revenues	333,695	259,552	466,594
Selling, general and administrative	95,992	158,391	288,522
Research and development	22,448	32,022	55,740
Acquired in-process research and development	—	750	—
Litigation-related and other contingencies, net	—	200	43,213
Asset impairment charges	—	2,103	146
Acquisition-related and integration items, net	(130)	(196)	762
Interest expense (income), net	44,669	(2)	229
Reorganization items, net	—	(6,125,099)	169,619
Other expense, net	246	5,262	54
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(212,757)	$6,248,991	$37,240
INCOME TAX (BENEFIT) EXPENSE	(63,981)	58,511	16,052
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(148,776)	$6,190,480	$21,188
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 5)	—	182,838	(1,029)
NET (LOSS) INCOME	$(148,776)	$6,373,318	$20,159
NET (LOSS) INCOME PER SHARE—BASIC:
Continuing operations	$(1.95)	$26.32	$0.09
Discontinued operations	—	0.78	—
Basic	$(1.95)	$27.10	$0.09
NET (LOSS) INCOME PER SHARE—DILUTED:
Continuing operations	$(1.95)	$26.32	$0.09
Discontinued operations	—	0.78	—
Diluted	$(1.95)	$27.10	$0.09
WEIGHTED AVERAGE SHARES:
Basic	76,156	235,220	235,218
Diluted	76,156	235,220	235,662
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(Dollars in thousands)

	Successor	Predecessor
	Three Months Ended June 30, 2024	Period From April 1, 2024 through April 23, 2024	Three Months Ended June 30, 2023
NET (LOSS) INCOME	$(148,776)	$6,527,548	$23,438
OTHER COMPREHENSIVE INCOME:
Net unrealized gain on foreign currency	$177	$226,686	$2,891
Total other comprehensive income	$177	$226,686	$2,891
COMPREHENSIVE (LOSS) INCOME	$(148,599)	$6,754,234	$26,329

	Successor	Predecessor
	Six Months Ended June 30, 2024	Period From January 1, 2024 through April 23, 2024	Six Months Ended June 30, 2023
NET (LOSS) INCOME	$(148,776)	$6,373,318	$20,159
OTHER COMPREHENSIVE INCOME:
Net unrealized gain on foreign currency	$177	$223,762	$3,498
Total other comprehensive income	$177	$223,762	$3,498
COMPREHENSIVE (LOSS) INCOME	$(148,599)	$6,597,080	$23,657
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Successor	Predecessor
	Six Months Ended June 30, 2024	Period From January 1, 2024 through April 23, 2024	Six Months Ended June 30, 2023
OPERATING ACTIVITIES:
Net (loss) income	$(148,776)	$6,373,318	$20,159
Adjustments to reconcile Net (loss) income to Net cash provided by (used in) operating activities:
Depreciation and amortization	60,399	92,556	155,003
Inventory step-up	191,987	—	—
Share-based compensation	—	—	11,240
Amortization of debt issuance costs and discount	1,513	—	—
Deferred income taxes	(126,892)	9,345	(2,287)
Change in fair value of contingent consideration	(58)	284	762
Acquired in-process research and development charges	—	750	—
Asset impairment charges	—	2,103	146
Non-cash impacts of the reorganization, inclusive of certain reorganization-related income tax expenses	—	(6,471,963)	—
Loss (gain) on sale of business and other assets	52	(115)	(622)
Other	572	1,577	(477)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	37,003	(19,173)	43,916
Inventories	(15,952)	(11,660)	769
Prepaid and other assets	(6,140)	4,565	19,902
Accounts payable, accrued expenses and other liabilities	14,292	(27,762)	(58,598)
Income taxes payable/receivable, net	63,839	3,687	(499)
Liabilities subject to compromise, excluding financing activities	—	(702,153)	—
Net cash provided by (used in) operating activities	$71,839	$(744,641)	$189,414
INVESTING ACTIVITIES:
Capital expenditures, excluding capitalized interest	(8,921)	(19,751)	(53,516)
Proceeds from the U.S. Government Agreement	1,161	7,728	19,354
Acquisitions, including in-process research and development, net of cash and restricted cash acquired	—	(750)	—
Proceeds from sale of business and other assets	1,631	2,188	2,259
Net cash used in investing activities	$(6,129)	$(10,585)	$(31,903)
FINANCING ACTIVITIES:
Proceeds from issuance of notes	—	1,000,000	—
Proceeds from issuance of term loans	—	1,500,000	—
Payments for settlement of first lien claims	—	(2,591,609)	—
Adequate protection payments	—	(192,341)	(291,689)
Repayments of other indebtedness	(1,190)	(2,381)	(3,299)
Payments for debt issuance and extinguishment costs	—	(58,485)	—
Payments for contingent consideration	(1,577)	(2,134)	(2,083)
Proceeds from issuance of common stock	—	500,321	—
Payments for backstop commitment premium	—	(25,540)	—
Payments for equity issuance	—	(4,223)	—
Net cash (used in) provided by financing activities	$(2,767)	$123,608	$(297,071)
Effect of foreign exchange rate	439	(1,998)	944
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	$63,382	$(633,616)	$(138,616)
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	397,005	1,030,621	1,249,241
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$460,387	$397,005	$1,110,625
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands, except share data)

	Common Stock		Preferred Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ (Deficit) Equity
	Number of Shares	Amount	Number of Shares	Amount
BALANCE, DECEMBER 31, 2023 (SUCCESSOR)	—	$—	—	$—	$—	$—	$—	$—
Net income	—	—	—	—	—	—	—	—
BALANCE, MARCH 31 2024 (SUCCESSOR)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Successor common stock	76,155,520	76	—	—	1,981,480	—	—	1,981,556
Net loss	—	—	—	—	—	(148,776)	—	(148,776)
Other comprehensive income	—	—	—	—	—	—	177	177
BALANCE, JUNE 30, 2024 (SUCCESSOR)	76,155,520	$76	—	$—	$1,981,480	$(148,776)	$177	$1,832,957

	Ordinary Shares / Common Stock		Euro Deferred Shares / Preferred Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ (Deficit) Equity
	Number of Shares	Amount	Number of Shares	Amount
BALANCE, DECEMBER 31, 2023 (PREDECESSOR)	235,219,612	$24	4,000,000	$44	$8,980,561	$(15,354,427)	$(223,762)	$(6,597,560)
Net loss	—	—	—	—	—	(154,230)	—	(154,230)
Other comprehensive loss	—	—	—	—	—	—	(2,924)	(2,924)
Other	—	—	—	(1)	—	—	—	(1)
BALANCE, MARCH 31 2024 (PREDECESSOR)	235,219,612	$24	4,000,000	$43	$8,980,561	$(15,508,657)	$(226,686)	$(6,754,715)
Net income	—	—	—	—	—	6,527,548	—	6,527,548
Other comprehensive income	—	—	—	—	—	—	226,686	226,686
Cancellation of Predecessor equity	(235,219,612)	(24)	(4,000,000)	(43)	(8,980,561)	8,980,628	—	—
Issuance of Successor common stock	76,155,520	76	—	—	1,981,480	—	—	1,981,556
Other	—	—	—	—	—	481	—	481
BALANCE, APRIL 23, 2024 (PREDECESSOR)	76,155,520	$76	—	$—	$1,981,480	$—	$—	$1,981,556
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED) - CONTINUED
(Dollars in thousands, except share data)

	Ordinary Shares		Euro Deferred Shares
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
BALANCE, DECEMBER 31, 2022 (PREDECESSOR)	235,208,039	$24	4,000,000	$43	$8,969,322	$(12,904,620)	$(226,941)	$(4,162,172)
Net loss	—	—	—	—	—	(3,279)	—	(3,279)
Other comprehensive income	—	—	—	—	—	—	607	607
Compensation related to share-based awards	—	—	—	—	11,240	—	—	11,240
Ordinary shares issued	11,573	—	—	—	—	—	—	—
Other	—	—	—	—	(1)	—	—	(1)
BALANCE, MARCH 31 2023 (PREDECESSOR)	235,219,612	$24	4,000,000	$43	$8,980,561	$(12,907,899)	$(226,334)	$(4,153,605)
Net income	—	—	—	—	—	23,438	—	23,438
Other comprehensive income	—	—	—	—	—	—	2,891	2,891
Other	—	—	—	1	—	—	—	1
BALANCE, JUNE 30, 2023 (PREDECESSOR)	235,219,612	$24	4,000,000	$44	$8,980,561	$(12,884,461)	$(223,443)	$(4,127,275)

See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. BASIS OF PRESENTATION
Basis of Presentation
Unless otherwise indicated or required by the context, references throughout to “Endo,” the “Company,” the “Successor,” “we,” “our” or “us” refer to Endo, Inc. and its subsidiaries, as successor entity for accounting and financial reporting purposes following the consummation of the Plan (as defined below) on the Effective Date (April 23, 2024, as further defined below). References to Endo International plc and its direct and indirect subsidiaries on a consolidated basis, refer to the predecessor entity to Endo, Inc. for accounting and financial reporting purposes prior to and including the consummation of the Plan on the Effective Date.
Historically, our business has been operated by Endo International plc, together with its subsidiaries. On August 16, 2022 (the Petition Date), Endo International plc, together with certain of its direct and indirect subsidiaries (the Debtors), filed voluntary petitions for relief under chapter 11 of title 11 of the United States (U.S.) Code (the Bankruptcy Code). The Debtors received approval from the U.S. Bankruptcy Court for the Southern District of New York (the Bankruptcy Court) to jointly administer their chapter 11 cases (the Chapter 11 Cases) for administrative purposes only pursuant to Rule 1015(b) of the Federal Rules of Bankruptcy Procedure under the caption In re Endo International plc, et al. On December 19, 2023, the Debtors filed a proposed chapter 11 plan of reorganization (as amended, including on January 5, 2024, January 9, 2024 and March 18, 2024, and including any exhibits and supplements filed with respect thereto, the Plan or Plan of Reorganization) and related disclosure statement with the Bankruptcy Court. The Bankruptcy Court confirmed the Plan on March 19, 2024, and the Debtors satisfied all conditions required for the Plan effectiveness (the Effective Date) on April 23, 2024. Pursuant to the Plan and the Purchase and Sale Agreement (PSA), Endo, Inc. acquired from the Debtors substantially all of the assets, as well as certain equity interests of the Debtors and non-debtor affiliates and assumed certain liabilities of Endo International plc. Endo International plc will be dissolved in connection with the consummation of the Plan. Refer to Note 2. Effectiveness of the Plan of Reorganization for additional information about the effects of the Plan.
Endo, Inc. was incorporated as a Delaware corporation on December 5, 2023 for the express purpose of completing the transactions contemplated in the Plan and PSA, which was entered into among Endo, Inc., certain other applicable purchaser entities, certain Debtors and certain non-debtor affiliates. From its formation on December 5, 2023 through the Effective Date, Endo, Inc. had no operations or business transactions or activities other than those taken in furtherance of the transactions contemplated by the Plan including in connection with the incurrence of the Exit Financing Debt (as defined below) and those incidental to the preparation of its registration statement. Accordingly, all incidental charges have been capitalized in Endo, Inc.’s Condensed Consolidated Balance Sheet as incurred, primarily concentrated in the lead up to, or on, the Effective Date and, where applicable, reflected as Reorganization Adjustments (as defined below) in the application of fresh start accounting. Immediately prior to the consummation of the Plan, Endo, Inc. had approximately $8 million of assets and liabilities in connection with Exit Financing Debt activities. Endo, Inc. had no other assets, liabilities or operating costs prior to the consummation of the Plan. As of the Effective Date, and continuing through the date of this report, Endo, Inc. was a holding company and all of its business was conducted through its subsidiaries, and the financial results of such subsidiaries are consolidated in its financial statements.
In accordance with Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 852 - Reorganizations (ASC 852), Endo, Inc. has become the Successor reporting entity. As the application of fresh start accounting resulted in a new basis of accounting, our financial statements and notes for the Successor are not comparable to the historical financial statements and notes of Endo International plc.
The accompanying unaudited Condensed Consolidated Financial Statements of Endo, Inc. and its subsidiaries and the Predecessor have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo, Inc. and its subsidiaries and the Predecessor, which are unaudited, include all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2024 and the results of operations and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The year-end Condensed Consolidated Balance Sheet data as of December 31, 2023, was derived from the audited financial statements of Endo International plc but does not include all disclosures required by U.S. GAAP.
The information included in the accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the annual financial statements of Endo International plc within the Company’s final prospectus, dated July 31, 2024, filed with the SEC pursuant to Rule 424(b) under the Securities Act (the Prospectus), in connection with the Company’s registration statement on Form S-1, as amended (File No. 333-280767) (the Registration Statement).

Certain prior period amounts have been reclassified to conform to the current period presentation for comparability purposes. The reclassification adjustments primarily relate to, among others: (i) while maintaining the same segment profitability measure as the Predecessor, the Company has updated the categories presented to reconcile to segment adjusted income from continuing operations in Note 6. Segment Results and aligned the three and six month ended June 2023 categories for comparability; and (ii) while maintaining the same historical balances of the Predecessor, the Company has updated the previously disclosed categories of intangible assets to align with Endo, Inc.’s naming convention in Note 3. Fresh Start Accounting and Note 10. Goodwill and Other Intangibles.

NOTE 2. EFFECTIVENESS OF THE PLAN OF REORGANIZATION
Beginning on the Petition Date, the Debtors filed voluntary petitions for relief under the Bankruptcy Code. Certain additional then-newly formed Debtors, filed petitions for relief under the Bankruptcy Code on May 25, 2023 and May 31, 2023. Certain entities consolidated by Endo International plc and included in these Condensed Consolidated Financial Statements were not party to the Chapter 11 Cases. These entities are collectively referred to herein as the Non-Debtor Affiliates. On and after the Petition Date, the Debtors operated their businesses and managed their properties as debtors-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code.
On the Petition Date, the Debtors entered into a Restructuring Support Agreement (as amended, the RSA) with an ad hoc group of certain creditors holding in excess of 50% of the aggregate outstanding principal amount of Endo International plc’s first lien secured indebtedness (the Ad Hoc First Lien Group). Following extensive negotiations with their key stakeholders, including in connection with a mediation process authorized by the Bankruptcy Court, the Debtors filed the Plan. The Plan incorporates settlements reached with, among others, the two official committees that were appointed in the Chapter 11 Cases, the future claimants’ representative, the ad hoc groups of first lien claimants and unsecured note holders, all forty-five states who had not previously settled with the Debtors and several U.S. territories, representatives of thirteen Canadian provinces and territories and an ad hoc group of public school districts. These settlements are discussed in more detail in the annual financial statements of Endo International plc within the Company’s Prospectus, in connection with the Company’s Registration Statement and Note 15. Commitments and Contingencies. In addition to the other settlements reached with various stakeholders during the Chapter 11 Cases, the Plan also incorporates the U.S. Government Economic Settlement (as defined below) and sets forth a post-reorganization governance structure and includes releases for the Debtors and certain other parties.
The resolution reached with the Ad Hoc First Lien Group and the U.S. Department of Justice (DOJ) with respect to claims filed in the Chapter 11 Cases by the United States of America, acting through the United States Attorney’s Office for the Southern District of New York, for and on behalf of: (i) the United States Department of Justice Civil Division’s Consumer Protection Branch; (ii) the United States Attorney’s Office for the Southern District of Florida (S.D. Florida); (iii) the United States Department of Justice Civil Division’s Fraud Section, acting on behalf of the Office of Inspector General of the Department of Health and Human Services, the Defense Health Agency, as administrator of the TRICARE program, the Office of Personnel Management, as administrator of the Federal Employees Health Benefits program, and the Department of Veteran Affairs (VA); (iv) the U.S. Internal Revenue Service (IRS); (v) the U.S. Department of Health and Human Services (HHS), U.S. Centers for Medicare and Medicaid Services (CMS) and Indian Health Service; and (vi) the VA (collectively, the U.S. Government), including criminal, civil and tax-related claims provided for payment by Endo International plc of $364.9 million over 10 years, or $200 million if the obligation is paid in full on the Effective Date of the Plan, plus contingent consideration of $25 million in each of 2024 through 2028 (up to $100 million in aggregate) if our Earnings Before Interest, Taxes Depreciation and Amortization (EBITDA) sufficiently exceeds defined baselines (U.S. Government Economic Settlement). Refer below for further discussion of the payments made on the Effective Date.
Under the Plan, the Debtors’ first lien creditors received 96.3% of equity in Endo, Inc. (subject to dilution) and an opportunity to participate in a $340 million rights offering (First Lien Rights Offering). The second lien creditors and unsecured noteholders received the remaining 3.7% of the equity (also subject to dilution). Second lien creditors and unsecured noteholders also received $23.3 million in cash, certain proceeds of litigation claims and insurance rights, and the opportunity to participate in a $160 million rights offering (GUC Rights Offering) which was subscribed in July 2023. Holders of allowed other general unsecured claims received approximately $2 million in cash and a small percentage of the proceeds of trust litigation claims and insurance rights, subject to certain qualifications. Opioid claimants received distributions from certain trusts and sub-trusts as detailed further below.
To facilitate the First Lien Rights Offering, certain first lien claim holders (the First Lien Backstop Parties), entered into an agreement to purchase the shares not purchased by the non-First Lien Backstop Parties in the First Lien Rights Offering (the First Lien BCA). In exchange for providing the backstop commitments, Endo, Inc. agreed to issue 0.8 million shares of common stock and Endo International plc agreed to pay certain First Lien Backstop Parties a cash amount not to exceed approximately $25.5 million as an “Additional Premium” in exchange for their commitments (First Lien Backstop Premium). To facilitate the GUC Rights Offering, certain first lien claim holders (GUC Backstop Parties) entered into an agreement to purchase any unsubscribed shares in the GUC Rights Offering (GUC BCA). In exchange for providing the backstop commitments, Endo, Inc. agreed to issue a certain number of shares of common stock (GUC Backstop Premium).

To protect Endo International plc’s Irish entities and assets from the risk of value-destructive litigation and enforcement efforts not enjoined by the Plan, the Debtors also executed an Irish scheme of arrangement in parallel with the Plan to implement certain terms of the Plan as a matter of Irish law. The scheme of arrangement was widely approved by creditors and sanctioned by the High Court of Ireland on April 18, 2024. The final order approving the scheme was filed on April 19, 2024. In connection with approval of the scheme, on the Effective Date, all claims against the Debtors covered by the scheme were completely released and discharged as a matter of Irish law.
On January 12, 2024, the Bankruptcy Court entered an order conditionally approving the disclosure statement which authorized Endo International plc to solicit votes on the Plan. The Bankruptcy Court also scheduled a combined hearing for: (i) final approval of the disclosure statement as containing “adequate information” as required by the Bankruptcy Code; and (ii) confirmation of the Plan for March 19, 2024. The Bankruptcy Court confirmed the Plan on March 19, 2024, and the Debtors satisfied all conditions required for the Plan effectiveness on the Effective Date.
On or following the Effective Date and pursuant to the terms of the Plan, the following occurred or became effective:
•Endo, Inc. appointed six new members to its board of directors to replace all of the directors of Endo International plc, other than the director also serving as the President and Chief Executive Officer, who was re-appointed pursuant to the Plan;
•All equity interests of Endo International plc that were outstanding immediately prior to the Effective Date were terminated and cancelled;
•Endo, Inc.’s authorized capital stock now consists of 1 billion shares of common stock, par value $0.001 per share, and 25 million shares of preferred stock, par value $0.001 per share;
•Shares of Endo, Inc. common stock issued in reliance upon section 1145 of the Bankruptcy Code (except with respect to any entity that is an underwriter) are exempt from, among other things, the registration requirements of Section 5 of the Securities Act and any other applicable U.S. state or local law requiring registration for the offer or sale of securities and (i) are not “restricted securities” as defined in Rule 144(a)(3) under the Securities Act, and (ii) are freely tradable and transferable by any holder thereof that, at the time of transfer, (1) is not an “affiliate” (as defined in Rule 144(a)(1) under the Securities Act) of Endo, Inc. or any of its subsidiaries; (2) has not been such an “affiliate” within 90 days of such transfer; and (3) is not an entity that is an underwriter;
•The shares of Endo, Inc. common stock issued in reliance on Section 4(a)(2) of the Securities Act and/or Regulation D or Regulation S thereunder, are “restricted securities” subject to resale restrictions and may be resold, exchanged, assigned or otherwise transferred only in a transaction registered, or exempt from registration, under the Securities Act and other applicable law. In that regard, each of the recipients of such shares of common stock issued pursuant to the Plan made customary representations, including that each was an “accredited investor” (within the meaning of Rule 501(a) of the Securities Act) or a “qualified institutional buyer” (as defined under Rule 144A promulgated under the Securities Act);
•Endo, Inc. issued approximately 33.0 million shares of common stock, in transactions exempt from registration under the Securities Act pursuant to section 1145 of the Bankruptcy Code (Unrestricted Shares), as further described above, to holders of first lien claims and holders of second lien deficiency claims and unsecured notes claims in exchange for the satisfaction of their claims;
•Endo, Inc. issued approximately 0.2 million of Unrestricted Shares deposited in escrow with a third-party escrow agent (Escrowed Equity) with such Escrowed Equity to be distributed to holders of second lien deficiency claims and unsecured notes claims in accordance with the “Net Debt Equity Split Adjustment” defined under the Plan, which is excluded for purposes of calculating basic net income (loss) per share in the Condensed Consolidated Statements of Operations for the Successor three and six months ended June 30, 2024;
•Endo, Inc. issued approximately 25.8 million of Unrestricted Shares to first lien creditors who participated in the Endo, Inc. First Lien Rights Offering;
•Endo, Inc. issued approximately 3.6 million shares, of which approximately 2.8 million were Unrestricted Shares and approximately 0.8 million were issued in transactions exempt from registration under the Securities Act pursuant to Section 4(a)(2) and/or Regulation D or Regulation S thereunder (Restricted Shares), as further described above, to First Lien Backstop Parties and Endo International plc paid approximately $25.5 million in satisfaction of the First Lien Backstop Premium owed pursuant to the First Lien BCA;
•Endo, Inc. issued less than 0.1 million of Restricted Shares to holders of claims that participated in the GUC Rights Offering;
•Endo, Inc. issued approximately 13.7 million shares, including approximately 12.5 million Restricted Shares to GUC Backstop Parties in connection with the GUC Rights Offering and approximately 1.2 million Unrestricted Shares in satisfaction of the GUC Backstop Premium owed pursuant to the GUC BCA;
•Endo, Inc., through its wholly-owned subsidiary Endo Finance Holdings, Inc. incurred funded indebtedness, collectively Exit Financing Debt, of: (i) a $400 million senior secured five-year superpriority revolving credit facility (New Revolving Credit Facility); (ii) a $1,500 million senior secured seven-year term loan facility (New Term Facility); and (iii) senior secured notes in the aggregate principal amount of $1,000 million, due in 2031 (New Senior Secured Notes);

•The Debtors established and funded various trusts and sub-trusts for the benefit of specified claimants in exchange for the resolution of specified claims against the Debtors, as further described in the Plan and in the applicable settlement and trust agreements and Note 15. Commitments and Contingencies. Where a settlement or trust agreement provided for an option to prepay the settlement consideration at a discounted amount on the Effective Date, such trusts were fully funded on the Effective Date in an aggregate amount equal to approximately $445.5 million;
•The Debtors paid approximately $200.0 million in connection with the U.S. Government Economic Settlement;
•Endo, Inc. received cash of approximately $340.0 million and approximately $160.0 million from the First Lien Rights Offering and GUC Rights Offering, respectively, less certain issuance costs;
•The net proceeds received from the Exit Financing Debt of approximately $2,485.0 million was paid to holders of first lien claims;
•Cash in excess of $200 million (as defined in the Plan as Exit Cash), of approximately $141.9 million was paid to the holders of first lien claims; and
•Intercompany interests among Endo International plc and its direct and indirect subsidiaries were either transferred, directly or indirectly, to the applicable purchaser entities, reinstated or deemed automatically cancelled. Subordinated, Recharacterized or Disallowed Claims (each as defined in the Plan) were cancelled and did not receive any distribution under the Plan. Existing equity interests in subsidiaries and affiliates of the Debtors were cancelled.
Remaining Debtors. Prior to the Effective Date, in accordance with the Plan, Endo, Inc. designated assets and liabilities as “excluded assets” and “excluded liabilities,” respectively. Such excluded assets and excluded liabilities remained in the possession of the entities that were not purchased by or transferred to Endo, Inc. (Remaining Debtors). Refer to Note 3. Fresh Start Accounting for additional information about the assets and liabilities that were excluded from the purchase and therefore remained in possession of the Remaining Debtors. The Plan with respect to the Remaining Debtors following the Effective Date is being implemented by a plan administrator pursuant to a plan administrator agreement. On the Effective Date, an initial $39 million was funded by the Debtors, of which $38 million was funded pursuant to the plan administrator agreement. This amount has been, and may be adjusted as agreed to between the plan administrator and Endo, Inc. Any amounts required beyond the initial amount will be funded by Endo, Inc. and any residual amounts that may remain shall be subject to a reversionary interest to Endo, Inc. As of June 30, 2024, the Company has no accrual for loss contingencies related to the wind down of the Remaining Debtors.
2024 Stock Incentive Plan. As contemplated by the Plan, after the Effective Date, Endo, Inc. adopted a long-term incentive plan and authorized and reserved 3.6 million shares for issuance pursuant to equity incentive awards to be granted under such plan. As of August 22, 2024, no shares have been issued under Endo, Inc.’s 2024 Stock Incentive Plan.
Sources of Cash for Plan Distribution. On the Effective Date, the Debtors (or Endo, Inc.) used cash on hand (including certain restricted cash), proceeds from the GUC Rights Offering and the First Lien Rights Offering and proceeds from the Exit Financing Debt to, among other things to: (i) make settlement payments under the Plan to the various trust beneficiaries and the U.S. federal government; (ii) make distributions of cash to holders of first lien claims; and (iii) pay certain professional fees. A portion of the proceeds of the First Lien Rights Offering and GUC Rights Offering was retained by Endo, Inc. and will be used for general corporate purposes, referred to elsewhere as Exit Cash.

Reorganization Items, Net
In accordance with ASC 852, certain expenses, gains and losses resulting from and recognized during the Debtor’s bankruptcy proceedings were recorded in Reorganization items, net in the Predecessor Condensed Consolidated Statements of Operations. The following table sets forth information about the amounts presented as Reorganization items, net in the Predecessor Condensed Consolidated Statements of Operations (in thousands):

	Predecessor
	April 1, 2024 through April 23, 2024	Three Months Ended June 30, 2023	January 1, 2024 through April 23, 2024	Six Months Ended June 30, 2023
Professional fees	$16,065	$84,267	$68,163	$169,619
Debt valuation adjustments (1)	41,394	—	192,342	—
Reorganization Adjustments	(5,996,096)	—	(5,996,096)	—
Fresh Start Adjustments	(389,508)	—	(389,508)	—
Total	$(6,328,145)	$84,267	$(6,125,099)	$169,619
__________
(1)For the period January 1, 2024 through April 23, 2024, adequate protection payments were $192.3 million and recognized as a reduction to the carrying amount of the respective Predecessor First Lien Debt Instruments. Concurrently, as a result of adjusting to the estimated allowed claim amount for the corresponding debt instruments, a charge was recognized within Reorganization items, net. For the six months ended June 30, 2023, adequate protection payments were $291.7 million and recognized as a reduction to the carrying amount of the respective Predecessor First Lien Debt Instruments.
During the period January 1, 2024 through April 23, 2024 and the six months ended June 30, 2023, the Predecessor operating cash flows included net cash outflows of $848.2 million and $162.0 million, respectively, related to certain amounts classified as Reorganization items, net. During the period January 1, 2024 through April 23, 2024, operating cash outflows primarily related to, among other things, settlement payments under the Plan to the various trust beneficiaries and U.S. Government, plan administrator funding, described in more detail above, as well as payments for professional fees made prior to or on the Effective Date. Also funded, but not reflected in the $848.2 million net cash outflow described above, were payments of $80.5 million placed into escrow prior to or on the Effective Date and reflected as restricted cash in the Successor Condensed Consolidated Balance Sheet. Following the Effective Date, the Successor operating cashflows included net cash outflows of approximately $16.0 million related to certain amounts classified as Reorganization items, net in the Predecessor Condensed Consolidated Statements of Operations. Refer to Note 3. Fresh Start Accounting for additional information about cash payments made pursuant to the Plan. During the six months ended June 30, 2023, operating cash outflows primarily consisted of payments for professional fees.
Refer also to Note 14. Debt for information about the non-cash debt valuation adjustments reflected in Reorganization items, net, as well as how the bankruptcy proceedings and certain related developments have affected our debt service payments and how such payments are being reflected in the Condensed Consolidated Financial Statements.
Liabilities Subject to Compromise
Since the Petition Date, Endo International plc operated as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. In accordance with ASC 852, on the Predecessor Condensed Consolidated Balance Sheets prior to the Effective Date, the caption “Liabilities subject to compromise” reflects the expected allowed amount of the pre-petition claims that were not fully secured and that have at least a possibility of not being repaid at the full claim amount. Endo International plc considered the chapter 11 motions approved by the Bankruptcy Court with respect to the amount and classification of its pre-petition liabilities, as applicable. Endo International plc evaluated and adjusted the amount of classification of its pre-petition liabilities through the Effective Date, as applicable.

NOTE 3. FRESH START ACCOUNTING
Pursuant to the Plan, on the Effective Date, Endo, Inc. purchased substantially all of the assets, as well as certain equity interests of the Debtors and non-debtor affiliates and assumed certain liabilities of Endo International plc. In accordance with ASC 852, fresh start accounting was applied on the Effective Date because (i) the holders of existing Endo International plc voting shares received less than 50% of the voting shares of Endo, Inc., and (ii) the reorganization value of assets, which approximated $5.0 billion, immediately prior to the confirmation of the Plan was less than the corresponding total of all post-petition liabilities and allowed claims, which approximated $11.8 billion. Applying fresh start accounting resulted in a new reporting entity with no beginning retained earnings or accumulated deficit. Accordingly, our financial statements and notes of the Successor are not comparable to the Predecessor financial statements and notes on and prior to the Effective Date.
The application of fresh start accounting required the reorganization value be assigned to Endo, Inc.’s identifiable tangible and intangible assets and liabilities (except for deferred income taxes) based on each of their estimated fair values, as determined in conformity with ASC Topic 805, Business Combinations (ASC 805). The amount of deferred taxes was determined in accordance with ASC Topic 740, Income Taxes (ASC 740) and ASC 852.

Fresh start accounting requires that the reorganization value be assigned to Endo, Inc.’s identified tangible and intangible assets based on their respective fair values, with any excess recorded as goodwill, if applicable; post-petition liabilities have generally been assumed by Endo, Inc. at their historical carrying values; Exit Financing Debt liabilities are measured and recorded by Endo, Inc. at their fair values; and historical accumulated deficit and accumulated other comprehensive loss of Endo International plc is reset to zero by Endo, Inc. As applicable, Endo International plc’s liabilities subject to compromise and certain other liabilities were satisfied in accordance with the Plan’s terms. The Effective Date fair values of our assets and liabilities differed materially from their recorded values as reflected on the historic balance sheets of Endo International plc.
Reorganization Value
Reorganization value represents the fair value of Endo, Inc.’s total assets and approximates the amount a willing buyer would pay for the assets of the entity immediately after the restructuring. Reorganization value was derived from an estimate of the enterprise value of Endo, Inc., which represents the estimated fair value of Endo, Inc.’s long-term debt and equity, excluding non-operating assets. The Plan and disclosure statement approved by the Bankruptcy Court did not include an enterprise value or reorganization value.
With the assistance of a third-party valuation firm, we estimated the enterprise value to be approximately $4.5 billion on the Effective Date. Enterprise value was estimated using an income approach that utilized a discounted cash flow (DCF) model. The net cash flows were discounted using an after-tax weighted average cost of capital (WACC), methodology reflecting a rate of return that would be expected by a market participant. The WACC also takes into consideration a company specific risk premium reflecting the risk associated with the financial projections used to estimate future cash flows. The present value of future expected net cash flows projected through 2046 is calculated using a discount rate of approximately 16.6%. The enterprise value and corresponding equity value are dependent upon achieving future financial results set forth in our valuations, as well as the realization of certain other assumptions. All estimates, assumptions, valuations and financial projections, including fair value adjustments, the enterprise value and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond our control. Accordingly, the estimates, assumptions, valuations or financial projections may not be realized and actual results could vary materially.
The following table reconciles the enterprise value to the reorganization value as of the Effective Date (in thousands):

April 23, 2024
Enterprise value	$4,456,000
Plus: Other non-operating assets	20,450
Plus: Fair value of non-debt current liabilities excluding Escrowed Equity	504,344
Plus: Fair value of non-debt, non-current liabilities excluding long-term acquisition-related contingent consideration	173,363
Less: Debt issuance costs attributable to the New Term Facility and New Senior Secured Notes	(48,469)
Reorganization value of Endo, Inc.'s assets to be allocated	$5,105,688
The following table reconciles the enterprise value to the implied value of Endo, Inc.’s common stock as of the Effective Date (in thousands):

April 23, 2024
Enterprise value	$4,456,000
Less: Exit Financing Debt	(2,485,000)
Less: Unsecured creditors committee Escrowed Equity	(6,382)
Less: Long-term acquisition-related contingent consideration	(3,512)
Plus: Other non-operating assets	20,450
Implied value of Endo, Inc.'s common stock	$1,981,556
Valuation Process
With the assistance of third-party valuation experts, we conducted an analysis of the Condensed Consolidated Balance Sheet to determine if any of the net assets would require a fair value adjustment as of the Effective Date. The results of our analysis indicated that the principal assets requiring fair value adjustments on the Effective Date include inventory, property plant and equipment, identified intangible assets and leased assets. Further detail regarding the valuation process is described below.
Inventory
The fair value of inventory was determined using both the bottom-up and top-down approach. The bottom-up approach considers the inventory value that had been created by the seller including costs incurred, profit realized and tangible and intangible assets used. The top-down approach measures the incremental inventory value created by the market participant buyer as part of its selling effort. It begins with the estimated selling price and is adjusted for the costs to complete the production process (for work-in-process), including consideration of the tangible and intangible assets that will be used by Endo, Inc. as well as costs associated with the selling efforts and consideration of a normal profit margin.
Property, Plant and Equipment
Personal property consisted of computer hardware, computer software, furniture and fixtures, leasehold improvements, machinery and equipment, office equipment and vehicles. The cost approach was primarily utilized for personal property. This approach considers the amount required to construct or purchase a new asset of equal utility at current prices, with adjustments in value for physical deterioration, and functional and economic obsolescence. Physical deterioration is an adjustment made in the cost approach to reflect the real operating age of an asset with regard to wear and tear, decay and deterioration that is not prevented by maintenance. Functional obsolescence is the loss in value or usefulness of an asset caused by inefficiencies or inadequacies, as compared to a more efficient or less costly replacement asset or newer technology. Economic obsolescence is the loss in value or usefulness of an asset due to factors external to the asset, such as the economics of the industry, reduced demand, increased competition or similar factors.
The valuation of owned land improvements, building and building improvements was performed using either the direct or indirect cost approach. The owned land was valued using the sales comparison approach.
Intangible Assets
The fair value of marketed products, licenses and in-process research and development (IPR&D) intangible assets were determined using the income approach. The cash flows were discounted commensurate with the level of risk associated with each asset or its projected cash flows. The valuation used discount rates ranging from approximately 12.3% to 27.7%, depending on the asset. The IPR&D discount rates and underlying cash flows reflect the uncertainties relevant to development projects, including consideration of probability of technical and regulatory success based on the current stages of development, inherent uncertainty in the U.S. Food and Drug Administration (FDA) approval process and risks associated with commercialization of a new product.
Lease Liabilities and Right of Use Assets
Finance and operating lease liabilities were estimated as the present value of the remaining lease payments. The Company estimated an incremental borrowing rate as of the Effective Date and used it as the discount rate in the analysis. Right of use asset values were estimated by adjusting the lease liability estimates of off-market value of leases. Off-market (or above/below market) value was estimated as the present value of the differential between contract rates and market rates of the remaining term of the lease.
Condensed Consolidated Balance Sheet on the Effective Date
The adjustments set forth in the following Condensed Consolidated Balance Sheet as of April 23, 2024 reflect the consummation of the transactions contemplated by the Plan and effectuated by the Debtors (Reorganization Adjustments) and the fair value adjustments as a result of the application of fresh start accounting (Fresh Start Adjustments). The explanatory notes provide additional information with regard to the adjustments recorded, the methods used to determine fair values and significant assumptions or inputs.
Supplemental disclosures of non-cash financing activities that occurred pursuant to the Plan are primarily addressed in tick mark (16) below.

The following table reflects the reorganization and application of ASC 852 on our Condensed Consolidated Balance Sheet as of April 23, 2024 (in thousands):

	Predecessor	Reorganization Adjustments	(1)	Fresh Start Adjustments		Successor
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$716,594	$(495,987)	(2)	$—		$220,607
Restricted cash and cash equivalents	211,224	(34,827)	(3)	—		176,397
Accounts receivable, net	400,519	—		—		400,519
Inventories, net	252,677	—		578,455	(18)	831,132
Prepaid expenses and other current assets	105,858	(20,730)	(4)	—		85,128
Income taxes receivable	7,305	(7,182)	(5)	—		123
Total current assets	$1,694,177	$(558,726)		$578,455		$1,713,906
PROPERTY, PLANT AND EQUIPMENT, NET	472,290	—		82,533	(19)	554,823
OPERATING LEASE ASSETS	20,476	—		897	(20)	21,373
GOODWILL	1,352,011	—		(1,352,011)	(21)	—
OTHER INTANGIBLES, NET	1,399,755	—		897,668	(22)	2,297,423
DEFERRED INCOME TAXES	—	171,075	(5)	(124,113)	(23)	46,962
OTHER ASSETS	56,567	6,264	(6)	408,370	(24)	471,201
TOTAL ASSETS	$4,995,276	$(381,387)		$491,799		$5,105,688
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	506,979	(4,258)	(7)	2,516	(25)	505,237
Current portion of legal settlement accrual	—	1,234	(8)	—		1,234
Current portion of operating lease liabilities	1,036	3,518	(9)	(298)	(20)	4,256
Current portion of long-term debt	—	7,500	(10)	—		7,500
Income taxes payable	3,393	(3,393)	(5)	—		—
Total current liabilities	$511,408	$4,601		$2,218		$518,227
DEFERRED INCOME TAXES	25,558	(25,558)	(5)	87,300	(23)	87,300
LONG-TERM DEBT, LESS CURRENT PORTION, NET	—	2,429,031	(11)	—		2,429,031
LONG-TERM LEGAL SETTLEMENT ACCRUAL, LESS CURRENT PORTION	—	5,624	(12)	—		5,624
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION	3,755	13,749	(9)	(590)	(20)	16,914
OTHER LIABILITIES	108,421	(38,915)	(13)	(2,470)	(25)	67,036
LIABILITIES SUBJECT TO COMPROMISE	11,125,054	(11,125,054)	(14)	—		—
COMMITMENTS AND CONTINGENCIES (NOTE 15)
SHAREHOLDERS’ (DEFICIT) EQUITY:
Euro deferred shares (Predecessor)	43	(43)	(15)	—		—
Ordinary shares (Predecessor)	24	(24)	(15)	—		—
Common stock (Successor)	—	76	(16)	—		76
Additional paid-in capital (Predecessor)	8,980,561	(8,980,561)	(15)	—		—
Additional paid-in capital (Successor)	—	1,981,480	(16)	—		1,981,480
(Accumulated deficit) retained earnings	(15,531,502)	15,354,207	(17)	177,295	(26)	—
Accumulated other comprehensive (loss) income	(228,046)	—		228,046	(26)	—
Total shareholders’ (deficit) equity	$(6,778,920)	$8,355,135		$405,341		$1,981,556
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$4,995,276	$(381,387)		$491,799		$5,105,688

Reorganization Adjustments
(1)    Represents amounts recorded as of the Fresh Start Reporting Date for the implementation of the Plan, including among other items, settlement of the Predecessor’s liabilities subject to compromise, distributions of cash, execution of the Exit Financing Debt and the issuance of the Successor common stock.
(2)    Changes in cash and cash equivalents include the following (in thousands):

Proceeds from the issuance of Exit Financing Debt (see Note 14 below)	$2,485,000
Proceeds from the equity First Lien Rights Offering (a)	340,219
Proceeds from the GUC Rights Offering (a)	160,102
Transfers from restricted cash	135
Distribution of Exit Financing Debt proceeds to holders of first lien claims	(2,449,679)
Payments to fund trusts for settlement of claims	(441,377)
Payment of cash in excess of Exit Cash to holders of first lien claims	(141,930)
Payment for settlement of U.S. Government Economic Settlement	(200,075)
Payment of professional fees, including success fees	(53,389)
Payment of plan administration fees and expenses related to the wind-down of Remaining Debtors	(39,113)
Payment of First Lien Backstop Premium	(25,540)
Payment for cure and other amounts related to the assumption of executory contracts	(36,069)
Payment of debt issuance costs associated with Exit Financing Debt	(43,485)
Payment of other costs	(6,992)
Payment to fund other trusts at the Effective Date for settlement of claims classified as restricted cash due to certain reversionary interest rights	(1,400)
Payment of adequate protection to holders of first lien claims	(41,394)
Transfer of cash to restricted cash to fund escrow to pay non-retained professionals	(1,000)
Net change in cash and cash equivalents	$(495,987)
__________
(a)    Excess proceeds of $0.3 million related to the Equity Rights Offering represents rounding of fractional shares issued.
(3)    Changes in restricted cash and cash equivalents include the following (in thousands):

Payment to fund other trusts at the Effective Date for settlement of claims classified as restricted cash due to certain reversionary interest rights	1,400
Restricted cash of Qualified Settlement Funds, (QSFs) for mesh-related matters classified as liabilities subject to compromise to stay with Remaining Debtors	(37,092)
Transfer of cash to restricted cash to fund escrow to pay non-retained professionals	1,000
Transfer of restricted cash to cash for release of utility deposit	(135)
Net change in restricted cash and cash equivalents	$(34,827)
(4)    Changes in prepaid expenses and other current assets include the following (in thousands):

Reclassification of prepaid debt issuance costs to capitalized debt issuance costs	$(20,977)
Capitalization of debt issuance costs classified as short-term related to the New Revolving Credit Facility	1,566
Transfer of recovery insurance asset to fund GUC Trust	(1,319)
Net change in prepaid expenses and other current assets	$(20,730)
(5)    Reflects the change in deferred tax assets and liabilities and elimination of a tax receivable as a result of implementation of the Plan. Refer to Note 18. Income Taxes for additional information about the deferred tax assets and liabilities of the Successor. Certain tax obligations were generated pursuant to the Plan and treated as an excluded liability, as further explained in the Plan and purchase and sale agreement. These liabilities will be settled by the plan administrator with wind-down funding provided pursuant to the Plan.

(6)    Reflects changes in other assets as a result of capitalized debt issuance costs classified as long-term related to the New Revolving Credit Facility.
(7)    Changes in accounts payable and accrued expenses include the following (in thousands):

Reinstatement of short-term finance lease liabilities	5,337
Payment of other Plan related amounts	(13,710)
Payment of professional fees, including hold-backs	(19,664)
Reinstatement of short-term contingent consideration liabilities related to executory contracts	4,125
Reinstatement of certain contracts	1,173
Accrual of derivative classified liability related to the Escrowed Equity as a result of the implementation of the Plan	6,382
Accrual for future payment of excess cash to holders of first lien claims	12,099
Net change in accounts payable and accrued expenses	$(4,258)
(8)    Reflects the accrual for funding of certain trusts for settlements of claims expected to be paid within one year.
(9)    Reflects the reinstatement of operating lease liabilities.
(10)    Reflects the short-term obligations (undiscounted) related to the New Term Facility due over the twelve-month period from the Effective Date.
(11)    Reflects the proceeds from the issuance of the Exit Financing Debt net of original issuance discounts and capitalized debt issuance costs, as set forth below (in thousands). No borrowings were made under the New Revolving Credit Facility at the Effective Date.

Proceeds from issuance of the New Term Facility (net of stated 1% unamortized original issue discount)	$1,477,500
Proceeds from issuance of the New Senior Secured Notes	1,000,000
Capitalized debt issuance costs for the New Term Facility and New Senior Secured Notes	(48,469)
Net change in long-term debt	$2,429,031
(12)    Reflects the accrual for funding of certain trusts for settlements of claims expected to be funded beyond one year ($4.2 million) and liabilities related to the funding of other trusts at the Effective Date for the settlement of claims where Endo, Inc. has certain reversionary interest rights ($1.4 million).
(13)    Change in other liabilities include the following (in thousands):

Reinstatement of finance lease liabilities	$2,202
Settlement of tax liabilities in connection with resolution of the U.S. Government Economic Settlement	(46,707)
Reinstatement of long-term contingent consideration liabilities related to executory contracts	5,590
Net change in other liabilities	$(38,915)

(14)    Liabilities subject to compromise settled in accordance with the Plan and the resulting gain were determined as follows (in thousands):

Liabilities subject to compromise	$11,125,054
Distribution of Exit Financing Debt proceeds to holders of first lien claims	(2,449,679)
Issuance of Endo, Inc. common stock to creditors	(857,968)
Excess implied value of Endo, Inc. common stock ascribed to creditors participating in the First Lien Rights Offering and GUC Rights Offering (a)	(517,643)
Issuance of Endo, Inc. common stock for the First Lien and GUC BCA	(105,624)
Payment of cash in excess of Exit Cash to holders of first lien claims	(141,930)
Accrual for future payment of excess cash to holders of first lien claims	(12,100)
Payment of adequate protection to holders of first lien claims	(41,394)
Payment for settlement of U.S. Government Economic Settlement	(200,075)
Payments and other considerations to fund trusts for settlement of claims	(444,089)
Reinstatement of liabilities subject to compromise to accrued liabilities (b)	(35,693)
Payment of restricted cash of QSFs for mesh-related matters classified as liabilities subject to compromise	(37,092)
Payment for cure and other amounts related to the assumption of executory contracts	(23,591)
Accrual of derivative classified liability related to the Escrowed Equity as a result of the implementation of the Plan	(6,382)
Accrual for funding of certain trusts for settlement of claims	(5,458)
Gain on settlement of liabilities subject to compromise (c)	$6,246,336
__________
(a)    Difference between implied value of Endo, Inc. common stock sold, amounting to $1,018.0 million, and proceeds received under the terms of the First Lien Rights Offering and GUC Rights Offering, amounting to $500.3 million.
(b)     Primarily includes lease liabilities, contingent obligations and certain tax liabilities.
(c)    See note (17).
(15)    Reflects the cancellation of Endo International plc’s ordinary shares, Euro deferred shares and additional paid-in capital.
(16)    Reflects the issuance of 76.2 million shares of Endo, Inc. common stock at a par value of $0.001, and additional paid-in capital (in thousands):

Issuance of Endo, Inc. common stock, at par, to holders of first lien claims, second lien claims and unsecured notes claims	$33
Issuance of Endo, Inc. common stock, at par, in connection with the First Lien Rights Offering and GUC Rights Offering	39
Issuance of Endo, Inc. common stock, at par, for the First Lien and GUC Backstop Commitments	4
Net change in Endo, Inc. common stock	$76

Issuance of Endo, Inc. common stock to holders of claims	$857,935
Issuance of Endo, Inc. common stock in connection with the First Lien Rights Offering and GUC Rights Offering	1,017,925
Issuance of Endo, Inc. common stock for the First Lien and GUC Backstop Commitments	105,620
Net change in Endo, Inc. additional paid-in capital	$1,981,480

(17)    The decrease in accumulated deficit resulted from the items in the below table (in thousands):

Cancellation of Endo International plc ordinary shares and additional paid-in capital (direct charge to equity)	$8,980,628
Net deferred tax impacts and the elimination of a tax receivable on the effectiveness of the Plan	$192,844
Reorganization items, net:
Gain on settlement of liabilities subject to compromise (a)	$6,246,336
Gain on settlement of U.S. tax liabilities as part of the resolution of U.S. Government Claims	46,707
Payment of success fees	(46,113)
Payment of First Lien Backstop Premium	(25,540)
Payment of other costs	(2,775)
Payment for plan administration fees and expense related to the wind-down of remaining debtor entities (net of sales & use and franchise tax liabilities)	(37,880)
Total reorganization items, net	$6,180,735
Net change in accumulated deficit	$15,354,207
__________
(a)    $184.6 million represents the reorganization items expense classified as discontinued operations related to the Company’s Astora business. Refer to Note 5. Discontinued Operations for additional information.
Fresh Start Accounting Adjustments
Amounts presented for “Predecessor Historical Value” represents the carrying value of the asset/liability prior to the implementation of the Plan.
(18)    Reflects adjustments to inventory as its estimated fair value to the adoption of fresh start accounting. The following table summarizes the components of current inventory (in thousands):

	Successor Fair Value	Predecessor Historical Value
Raw materials	$100,082	$100,082
Work in process	143,906	40,185
Finished goods	587,144	112,410
Total current inventory	$831,132	$252,677
(19)    Reflects the fair value adjustment to property, plant and equipment, net due to the adoption of fresh start accounting. The following table summarizes the components of property, plant and equipment, net (in thousands):

	Successor Fair Value	Predecessor Historical Value
Land and buildings	$141,460	$245,428
Machinery and equipment	159,190	253,298
Leasehold improvements	18,524	41,286
Computer equipment and software	21,915	99,266
Furniture and fixtures	2,160	7,928
Assets under construction	211,574	204,622
Total property, plant and equipment, at cost	$554,823	$851,828
Less accumulated depreciation	—	(379,538)
Total property, plant and equipment, net	$554,823	$472,290

(20)    Reflects changes in the fair value of operating lease assets and liabilities due to the adoption of fresh start accounting.
(21)    Reflects the elimination of Predecessor goodwill due to the adoption of fresh start accounting. The Successor’s reorganization value has been assigned to the estimated fair value of identifiable tangible and intangible assets with no excess recorded as goodwill.
(22)    Reflects the fair value adjustments to other intangibles, net due to the adoption of fresh start accounting. The following table summarizes the components of identified intangible assets (in thousands):

	Successor Fair Value	Predecessor Historical Value
In-process research and development	$298,334	$—
Marketed products (a)	1,929,332	6,355,961
Licenses	69,757	—
Total other intangibles, at cost	$2,297,423	$6,355,961
Less accumulated amortization	—	(4,956,206)
Total other intangibles, net	$2,297,423	$1,399,755
_________
(a)    In the Predecessor period, Endo International plc identified the components of identified intangible assets as either developed technology or license rights. For comparability, the Company has recharacterized the prior period balances as marketed products. There were no capitalized intangibles in the Predecessor period classified as Licenses consistent with the policy applied by Endo, Inc. and discussed in more detail in Note 4. Summary of Significant Accounting Policies.
(23)    Reflects the adjustment to deferred tax assets and liabilities as a result of the adoption of fresh start accounting.
(24)    Reflects fair value adjustments to noncurrent inventory and equity method investments ($1.7 million increase) within other assets due to the adoption of fresh start accounting. The following table summarizes the components of noncurrent inventory (in thousands):

	Successor Fair Value	Predecessor Historical Value
Raw materials	$1,008	$1,008
Work in process	439,571	32,902
Finished goods	—	—
Total noncurrent inventory	$440,579	$33,910
(25)    Reflects, on a combined net basis between short term and long term liabilities, changes in the fair value of finance leases ($0.4 million decrease) and contingent consideration liabilities ($0.5 million increase) due to the adoption of fresh start accounting.
(26)    Reflects the cumulative impact of Fresh Start Adjustments discussed above and the elimination of Endo International plc accumulated other comprehensive loss. The following table summarizes the aforementioned activity (in thousands):

Inventory	$985,124
Other intangibles	897,668
Property, plant and equipment	82,533
Goodwill	(1,352,011)
Other assets fair value adjustments	2,598
Other liabilities fair value adjustments	842
Fresh start valuation gain	$616,754
Deferred income taxes	(211,413)
Elimination of Predecessor accumulated other comprehensive (loss) (a)	(228,046)
Net change in accumulated deficit	$177,295
_________
(a)    $0.9 million represents the reorganization items expense as a result of the elimination of Predecessor other comprehensive loss classified as discontinued operations related to the Company’s Astora business. Refer to Note 5. Discontinued Operations for additional information.

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
Predecessor/Successor Accounting Policies. There were no significant policy changes as a result of the adoption of fresh start accounting. Unless otherwise noted, Endo, Inc. has adopted the existing policies of Endo International plc.
Predecessor accounting policies that are not currently applicable to the Successor have been excluded from this report. Refer to the annual financial statements of Endo International plc within the Company’s Prospectus, in connection with the Company’s Registration Statement for additional discussion of the accounting policies specific to the Predecessor, including: (i) Goodwill; (ii) Share Repurchases; and (iii) Share-Based Compensation.
References in this section to “Endo,” the “Company,” “we,” or “our” policy therefore represent the accounting policy in place for all periods presented.
Consolidation and Basis of Presentation. The Condensed Consolidated Financial Statements include the accounts of subsidiaries and affiliates over which control is maintained after the elimination of intercompany accounts and transactions.
Bankruptcy Accounting. Refer to Note 2. Effectiveness of the Plan of Reorganization for a discussion of accounting considerations during the Debtor’s bankruptcy proceedings.
Fresh Start Accounting. Refer to Note 3. Fresh Start Accounting for a discussion of accounting considerations related to the adoption of Fresh Start Accounting.
Use of Estimates. The preparation of our Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts and disclosures in our Condensed Consolidated Financial Statements, including the Notes thereto, and elsewhere in this report. For example, we are required, or were required in the predecessor period, to make significant estimates and assumptions related to revenue recognition, including sales deductions, long-lived assets, goodwill, intangible assets, income taxes, contingencies, financial instruments, share-based compensation, estimated allowed claim amounts, liabilities subject to compromise and reorganization items, net, among others. Some of these estimates can be subjective and complex. Uncertainties related to the magnitude and duration of potential public health crises, like the COVID-19 pandemic, and epidemics, the extent to which it may impact our estimated future financial results, worldwide macroeconomic conditions including interest rates, employment rates, consumer spending and health insurance coverage, among others, have increased the complexity of developing these estimates, including the allowance for expected credit losses and the carrying amounts of long-lived assets and intangible assets. Additionally, we may sell or otherwise dispose of or liquidate assets or settle liabilities for amounts other than those reflected in the accompanying Condensed Consolidated Financial Statements. The possibility or occurrence of any such actions could materially impact the amounts and classifications of such assets and liabilities reported in our Condensed Consolidated Balance Sheets. Although we believe that our estimates and assumptions are reasonable, there may be other reasonable estimates or assumptions that differ significantly from ours. Further, our estimates and assumptions are based upon information available at the time they were made. Actual results may differ significantly from our estimates, including as a result of the uncertainties described in this report, those described in our other reports filed with the SEC or other uncertainties.
We regularly evaluate our estimates and assumptions using historical experience and other factors, including the economic environment. As future events and their effects cannot be determined with precision, our estimates and assumptions may prove to be incomplete or inaccurate, or unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions. Market conditions, such as illiquid credit markets, volatile equity markets, dramatic fluctuations in foreign currency rates and economic downturns, can increase the uncertainty already inherent in our estimates and assumptions. We also are subject to other risks and uncertainties that may cause actual results to differ from estimated amounts, such as changes in the healthcare environment, competition, litigation, legislation and regulations. We adjust our estimates and assumptions when facts and circumstances indicate the need for change. Those changes generally will be reflected in our Condensed Consolidated Financial Statements on a prospective basis.
Customer, Product and Supplier Concentration. We primarily sell our products to wholesalers, retail drug store chains, supermarket chains, mass merchandisers, distributors, mail order accounts, hospitals and/or government agencies. Our wholesalers and/or distributors purchase products from us and, in turn, supply products to retail drug store chains, independent pharmacies, hospitals, long-term care facilities, clinics, home infusion pharmacies, government facilities and managed care organizations (MCOs). Refer to the annual financial statements of Endo International plc within the Company’s Prospectus, in connection with the Company’s Registration Statement for additional information about the customers that have contributed 10% or more of total consolidated revenues for the years ended December 31, 2023, 2022 and 2021. There have not been significant changes in such customers or percentages for the periods covered by this report.
We have agreements with certain third parties for the manufacture, supply and processing of certain of our existing pharmaceutical products. See Note 15. Commitments and Contingencies for information on any material manufacturing, supply and other service agreements.

We are subject to risks and uncertainties associated with these concentrations that could have a material adverse effect on our business, financial condition, results of operations and cash flows in future periods, including in the near term.
Revenue Recognition and Sales Deductions. With respect to contracts with commercial substance that establish payment terms and each party’s rights regarding goods or services to be transferred, we recognize revenue when (or as) we satisfy our performance obligations for such contracts by transferring control of the underlying promised goods or services to our customers, to the extent collection of substantially all of the related consideration is probable. The amount of revenue we recognize reflects our estimate of the consideration we expect to be entitled to receive, subject to certain constraints, in exchange for such goods or services. This amount is referred to as the transaction price.
Our revenue consists almost entirely of sales of our products to customers, whereby we ship products to a customer pursuant to a purchase order. For contracts such as these, revenue is recognized when our contractual performance obligations have been fulfilled and control has been transferred to the customer pursuant to the contract’s terms, which is generally upon delivery to the customer. The amount of revenue we recognize is equal to the fixed amount of the transaction price, adjusted for our estimates of a number of significant variable components including, but not limited to, estimates for chargebacks, rebates, sales incentives and allowances, distribution service agreements (DSAs) and other fees for services, returns and allowances, which we collectively refer to as sales deductions.
The Company utilizes the expected value method when estimating the amount of variable consideration to include in the transaction price with respect to each of the foregoing variable components and the most likely amount method when estimating the amount of variable consideration to include in the transaction price with respect to future potential milestone payments that do not qualify for the sales- and usage-based royalty exception. Variable consideration is included in the transaction price only to the extent it is probable that a significant revenue reversal will not occur when the uncertainty associated with the variable consideration is resolved. Payment terms for these types of contracts generally fall within 30 to 120 days of invoicing.
At June 30, 2024 and December 31, 2023, reserves for sales deductions totaled $377.5 million and $434.0 million, respectively. Reserves for sales deductions relate primarily to estimates of unsettled obligations for returns and allowances, rebates and chargebacks. The most significant sales deduction reserves relate to returns, wholesaler chargebacks and rebates for the Sterile Injectables and Generic Pharmaceuticals segments. These estimates are based on factors such as our direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, specific known market events and estimated future trends, current contractual and statutory requirements, industry data, estimated customer inventory levels, current contract sales terms with our direct and indirect customers and other competitive factors. Significant judgment and estimation is required in developing the foregoing and other relevant assumptions. The most significant sales deductions are further described below.
Returns and Allowances—Consistent with industry practice, we maintain a return policy that allows our customers to return products within a specified period of time both subsequent to and, in certain cases, prior to the products’ expiration dates. Our return policy generally allows customers to receive credit for expired products within six months prior to expiration and within between six months and one year after expiration.
Rebates—Our provision for rebates, sales incentives and other allowances can generally be categorized into the following four types:
•direct rebates;
•indirect rebates;
•governmental rebates, including those for Medicaid, Medicare and TRICARE, among others; and
•managed-care rebates.
We establish contracts with wholesalers, chain stores and indirect customers that provide for rebates, sales incentives, DSA fees and other allowances. Some customers receive rebates upon attaining established sales volumes. Direct rebates are generally rebates paid to direct purchasing customers based on a percentage applied to a direct customer’s purchases from us, including fees paid to wholesalers under our DSAs, as described above. Indirect rebates are rebates paid to indirect customers that have purchased our products from a wholesaler or distributor under a contract with us.
We are subject to rebates on sales made under governmental and managed-care pricing programs based on relevant statutes with respect to governmental pricing programs and contractual sales terms with respect to managed-care providers and GPOs. For example, we are required to provide a discount on certain of our products to patients who fall within the Medicare Part D coverage gap, also referred to as the donut hole.
We participate in various federal and state government-managed programs whereby discounts and rebates are provided to participating government entities. For example, Medicaid rebates are amounts owed based upon contractual agreements or legal requirements with public sector (Medicaid) benefit providers after the final dispensing of the product by a pharmacy to a benefit plan participant.

Chargebacks—We market and sell products to both: (i) direct customers including wholesalers, distributors, warehousing pharmacy chains and other direct purchasing entities and (ii) indirect customers including independent pharmacies, non-warehousing chains, MCOs, GPOs, hospitals and other healthcare institutions and government entities. We enter into agreements with certain of our indirect customers to establish contract pricing for certain products. These indirect customers then independently select a wholesaler from which to purchase the products at these contracted prices. Alternatively, we may pre-authorize wholesalers to offer specified contract pricing to other indirect customers. Under either arrangement, we provide credit to the wholesaler for any difference between the contracted price with the indirect customer and the wholesaler’s invoice price. Such credit is called a chargeback.
Contract Assets and Contract Liabilities. Contract assets represent our right to consideration in exchange for goods or services that we have transferred when that right is conditioned on something other than the passage of time. We record income and a corresponding contract asset when we fulfill a contractual performance obligation, but must also fulfill one or more additional performance obligations before being entitled to payment. Once our right to consideration becomes unconditional, the contract asset amount is reclassified as Accounts receivable.
Contract liabilities represent our obligation to transfer goods or services to a customer. We record a contract liability generally upon receipt of consideration in advance of fulfilling one or more of our contractual performance obligations. Upon completing each performance obligation, the corresponding contract liability amount is reversed and income is recognized.
Contract assets and liabilities related to rights and obligations arising from a single contract, or a series of contracts combined and accounted for as a single contract, are generally presented on a net basis. Contract assets and liabilities are further described in Note 12. Contract Assets and Liabilities.
Acquisitions. We evaluate acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, further determination is required as to whether or not we have acquired inputs and processes that have the ability to create outputs, which would meet the definition of a business. Significant judgment is required in the application of the screen test to determine whether an acquisition is a business combination or an acquisition of assets.
Acquisitions meeting the definition of business combinations are accounted for using the acquisition method of accounting, which requires that the purchase price be allocated to the net assets acquired at their respective fair values. In a business combination, any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.
For asset acquisitions, a cost accumulation model is used to determine the cost of an asset acquisition. Direct transaction costs are recognized as part of the cost of an asset acquisition. We also evaluate which elements of a transaction should be accounted for as a part of an asset acquisition and which should be accounted for separately. The cost of an asset acquisition, including transaction costs, is allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. Goodwill is not recognized in an asset acquisition. Any difference between the cost of an asset acquisition and the fair value of the net assets acquired is allocated to the non-monetary identifiable assets based on their relative fair values.
The accounting for costs associated with acquiring in-process research and development assets, including contractual upfront and milestone payments to third parties, is further discussed below.
R&D. Expenditures for R&D are expensed as incurred and included as Research and development in the Condensed Consolidated Statements of Operations. Such expenses include, among other things, the costs of discovery research, preclinical development, early- and late-clinical development and drug formulation, clinical trials, materials and medical support of marketed products. R&D spending also includes enterprise-wide costs which support our overall R&D infrastructure. Property, plant and equipment that are acquired or constructed for R&D activities and that have alternate future uses are capitalized and depreciated over their estimated useful lives on a straight-line basis. The accounting for costs associated with acquiring in-process research and development assets, including contractual upfront and milestone payments to third parties, is further discussed below.
Cash and Cash Equivalents. Highly liquid investments with original maturities of three months or less when purchased are considered to be cash equivalents. At June 30, 2024 and December 31 2023, cash equivalents were deposited in financial institutions and consisted almost entirely of immediately available fund balances. The Company maintains its cash deposits and cash equivalents with financial institutions it believes to be well-known and stable.
Restricted Cash and Cash Equivalents. Cash and cash equivalents that are legally restricted as to withdrawal or use are excluded from Cash and cash equivalents and reported separately as Restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets. For additional information see Note 7. Fair Value Measurements.
Accounts Receivable. Our accounts receivable balance is stated at amortized cost less an allowance determined using the expected credit loss model. In addition, our accounts receivable balance is reduced by certain sales deduction reserves where we have the right of offset with the customer. We generally do not require collateral.

Concentrations of Credit Risk and Credit Losses. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash equivalents, restricted cash equivalents and accounts receivable. From time to time, we invest our excess cash in high-quality, liquid money market instruments maintained by major banks and financial institutions. We have not experienced any losses on our cash equivalents.
With respect to our accounts receivable, we have no history of significant losses. Approximately 82% and 81% of our gross trade accounts receivable balances represent amounts due from three customers (Cardinal Health, Inc., McKesson Corporation and Cencora, Inc.) at June 30, 2024 and December 31, 2023, respectively. We perform ongoing credit evaluations of these and our other customers based on information available to us. We consider these and other factors, including changes in the composition and aging of our accounts receivable, in developing our allowance for expected credit losses. The estimated allowance was not material to the Condensed Consolidated Financial Statements at June 30, 2024 or December 31, 2023, nor were the changes to the allowance during any of the periods presented.
We do not currently expect our current or future exposures to credit losses to have a significant impact on us. However, our customers’ ability to pay us on a timely basis, or at all, could be affected by factors specific to their respective businesses and/or by economic conditions, the extent of which cannot be fully predicted.
Inventories. Inventories consist of raw materials, work-in-process and finished goods. Inventory that is in excess of the amount expected to be sold within one year is classified as long-term inventory and is recorded in Other assets in the Condensed Consolidated Balance Sheets. The Company capitalizes inventory costs associated with certain products prior to regulatory approval and product launch when it is reasonably certain, based on management’s judgment of future commercial use and net realizable value, that the pre-launch inventories will be saleable. The determination to capitalize is made on a product-by-product basis. The Company could be required to write down previously capitalized costs related to pre-launch inventories upon a change in such judgment, a denial or delay of approval by regulatory bodies, a delay in commercialization or other potential factors. Our inventories are stated at the lower of cost or net realizable value.
Cost is determined by the first-in, first-out method. It includes materials, direct labor and an allocation of overhead, but excludes certain period charges and unallocated overheads that are charged to expense in the period in which they are incurred. Unallocated overheads can occur as a consequence of abnormally low production or idle facilities.
Net realizable value is determined by the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. When necessary, we write-down inventories to net realizable value based on forecasted demand and market and regulatory conditions, which may differ from actual results.
Refer to Note 3. Fresh Start Accounting for discussion of the fair value adjustments to inventory on the Effective Date. The amortization of the fair value adjustment will be recognized as Cost of revenues in future periods as the inventory is sold.
Property, Plant and Equipment. Property, plant and equipment is generally stated at cost less accumulated depreciation. Major improvements are capitalized, while routine maintenance and repairs are expensed as incurred. Costs incurred during the construction or development of property, plant and equipment are capitalized as assets under construction. Once an asset has been placed into service, depreciation expense is taken on a straight-line basis over the estimated useful life of the related assets or, in the case of leasehold improvements and finance lease assets, over the shorter of the estimated useful life and the lease term. As of June 30, 2024, the useful lives of our property, plant and equipment range from 1 year to up to 30 years for buildings, 10 years for machinery and equipment, 5 years for computer equipment and software and 7 years for furniture and fixtures. Depreciation expense is not recorded on assets held for sale. Gains and losses on disposals are included in Other expense, net in the Condensed Consolidated Statements of Operations. As further described below under the heading “Long-Lived Asset Impairment Testing,” our property plant and equipment assets are also subject to impairment reviews.
Computer Software. The Company capitalizes certain costs incurred in connection with obtaining or developing internal-use software, including external direct costs of material and services, and payroll costs for employees directly involved with the software development. Capitalized software costs are included in Property, plant and equipment, net in the Condensed Consolidated Balance Sheets and depreciated beginning when the software project is substantially complete and the asset is ready for its intended use. Costs incurred during the preliminary project stage and post-implementation stage, as well as maintenance and training costs, are expensed as incurred.
Lease Accounting. Whenever the Company enters into a new arrangement, it must determine, at the inception date, whether the arrangement is or contains a lease. This determination generally depends on whether the arrangement conveys to the Company the right to control the use of an explicitly or implicitly identified asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset.

If a lease exists, the Company must then determine the separate lease and nonlease components of the arrangement. Each right to use an underlying asset conveyed by a lease arrangement should generally be considered a separate lease component if it both: (i) can benefit the Company without depending on other resources not readily available to the Company and (ii) does not significantly affect and is not significantly affected by other rights of use conveyed by the lease. Aspects of a lease arrangement that transfer other goods or services to the Company but do not meet the definition of lease components are considered nonlease components. The consideration owed by the Company pursuant to a lease arrangement is generally allocated to each lease and nonlease component for accounting purposes. However, the Company has elected, for all of its leases, to not separate lease and nonlease components. Each lease component is accounted for separately from other lease components, but together with the associated nonlease components.
For each lease, the Company must then determine the lease term, the present value of lease payments and the classification of the lease as either an operating or finance lease.
The lease term is the period of the lease not cancellable by the Company, together with periods covered by: (i) renewal options the Company is reasonably certain to exercise; (ii) termination options the Company is reasonably certain not to exercise; and (iii) renewal or termination options that are controlled by the lessor.
The present value of lease payments is calculated based on:
•Lease payments—Lease payments include fixed and certain variable payments, less lease incentives, together with amounts probable of being owed by the Company under residual value guarantees and, if reasonably certain of being paid, the cost of certain renewal options and early termination penalties set forth in the lease arrangement. Lease payments exclude consideration that is not related to the transfer of goods and services to the Company.
•Discount rate—The discount rate must be determined based on information available to the Company upon the commencement of a lease. Lessees are required to use the rate implicit in the lease whenever such rate is readily available; however, as the implicit rate in the Company’s leases is generally not readily determinable, the Company generally uses the hypothetical incremental borrowing rate it would have to pay to borrow an amount equal to the lease payments, on a collateralized basis, over a timeframe similar to the lease term.
In making the determination of whether a lease is an operating lease or a finance lease, the Company considers the lease term in relation to the economic life of the leased asset, the present value of lease payments in relation to the fair value of the leased asset and certain other factors, including the lessee’s and lessor’s rights, obligations and economic incentives over the term of the lease.
Generally, upon the commencement of a lease, the Company will record a lease liability and a right-of-use asset. However, the Company has elected, for all underlying assets with initial lease terms of twelve months or less (known as short-term leases), to not recognize a lease liability or right-of-use asset. In connection with fresh start accounting, lease liabilities and right-of-use assets were recorded for lease assets that had an initial lease term greater than twelve months at commencement but had a remaining lease term of twelve months or less as of the Effective Date. Lease liabilities are initially recorded at lease commencement as the present value of future lease payments. Right-of-use assets are initially recorded at lease commencement as the initial amount of the lease liability, together with the following, if applicable: (i) initial direct costs incurred by the lessee and (ii) lease payments made by the lessor, net of lease incentives received, prior to lease commencement.
Over the lease term, the Company generally increases its lease liabilities using the effective interest method and decreases its lease liabilities for lease payments made. For finance leases, amortization expense and interest expense are recognized separately in the Condensed Consolidated Statements of Operations, with amortization expense generally recorded on a straight-line basis over the lease term and interest expense recorded using the effective interest method. For operating leases, a single lease cost is generally recognized in the Condensed Consolidated Statements of Operations on a straight-line basis over the lease term unless an impairment has been recorded with respect to a leased asset. Lease costs for short-term leases not recognized in the Condensed Consolidated Balance Sheets are recognized in the Condensed Consolidated Statements of Operations on a straight-line basis over the lease term. Variable lease costs not initially included in the lease liability and right-of-use asset impairment charges are expensed as incurred. Right-of-use assets are assessed for impairment, similar to other long-lived assets.
Cloud Computing Arrangements. The Company may from time to time incur costs in connection with the implementation of hosting arrangements that are service contracts. The Company capitalizes any such implementation costs, expenses them over the terms of the respective hosting arrangements and subjects them to impairment testing consistent with other long-lived assets.
Finite-Lived Intangible Assets. Our finite-lived intangible assets consist of marketed products and licenses. Intangible assets are generally initially recorded at fair value if acquired in a business combination, or at cost if acquired in an asset acquisition. There are several methods that can be used to determine fair value. For intangible assets, we typically use an income approach. This approach starts with our projections of the expected future net cash flows. Revenues are estimated based on relevant market size and growth factors, expected industry trends, individual project life cycles and, if applicable, the life of any estimated period of marketing exclusivity, such as that granted by a patent. The pricing, margins and expense levels of similar products are considered if available. For certain licensed assets, our estimates of future cash flows consider periods covered by renewal options. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams.

To the extent an intangible asset is deemed to have a finite life and to be held and used, it is amortized over its estimated useful life using either the straight-line method or, in the case of certain assets in certain situations, an accelerated amortization model if such model better reflects the consumption of benefits of the asset. The values of these various assets are subject to continuing scientific, medical and marketplace uncertainty. Factors giving rise to our initial estimate of useful lives are subject to change. Significant changes to any of these factors may result in adjustments to the useful life of the asset and an acceleration of related amortization expense, which could cause our net income (loss) and net income (loss) per share to decrease (increase). Amortization expense is not recorded on assets held for sale.
As further described under the heading “Long-Lived Asset Impairment Testing,” our finite-lived intangible assets are also subject to impairment reviews.
Marketed Products. Intellectual property that generates operating profit through sales of products to customers is presented herein as marketed product intangible assets. We determine amortization periods and methods of amortization for marketed product assets based on our assessment of various factors impacting estimated useful lives and the timing and extent of estimated cash flows of the acquired assets, including the strength of the intellectual property protection of the product (if applicable), contractual terms and various other competitive and regulatory issues. Refer to Note 10. Goodwill and Other Intangibles, for additional information about the range of useful lives of certain marketed product assets.
Licenses. Contracts with other parties that generate operating profit, other than through sales of products to customers, are presented herein as licensed intangible assets. We determine amortization periods for licenses based on our assessment of various factors including the strength of the intellectual property protection of the product (if applicable), contractual terms and various other competitive, developmental and regulatory issues. Refer to Note 10. Goodwill and Other Intangibles, for additional information about the range of useful lives of certain licensed assets.
Long-Lived Asset Impairment Testing. Long-lived assets, including property, plant and equipment and finite-lived intangible assets, are assessed for impairment whenever events or changes in circumstances indicate the assets may not be recoverable. Recoverability of an asset that will continue to be used in our operations is measured by comparing the carrying amount of the asset to the forecasted undiscounted future cash flows related to the asset. In the event the carrying amount of the asset exceeds its undiscounted future cash flows and the carrying amount is not considered recoverable, impairment may exist. An impairment loss, if any, is measured as the excess of the asset’s carrying amount over its fair value, generally determined using an income approach based on a discounted future cash flow method, independent appraisals or binding offers from prospective buyers. An impairment loss would be recognized in the Consolidated Statements of Operations in the period that the impairment occurs.
In the case of long-lived assets to be disposed of by sale or otherwise, including assets held for sale, the assets and the associated liabilities to be disposed of together as a group in a single transaction (the disposal group) are measured at the lower of their carrying amount or fair value less cost to sell. Prior to disposal, losses are recognized for any initial or subsequent write-down to fair value less cost to sell, while gains are recognized for any subsequent increase in fair value less cost to sell, but not in excess of any cumulative losses previously recognized. Any gains or losses not previously recognized that result from the sale of a disposal group shall be recognized at the date of sale.
Acquired in-Process Research and Development Assets. Costs incurred to acquire in-process research and development charges in an asset acquisition are expensed in the period incurred, which may be at the time of acquisition or when applicable future milestone payments prior to regulatory approval are made. In-process research and development assets acquired in a business combination are generally recognized as indefinite-lived intangible assets at fair value. Indefinite-lived intangible assets are not subject to amortization. Instead, they are tested for impairment annually, as of October 1, or when events or changes in circumstances indicate that the asset might be impaired. If the fair value of the intangible assets is less than its carrying amount, an impairment loss is recognized for the difference. Assets that receive regulatory approval are reclassified and accounted for as finite-lived intangible assets.
Refer to the section captioned “Intangible Assets” in Note 3. Fresh Start Accounting for additional information about the methodology for recognizing the acquired in-process research and development assets pursuant to the Plan.
Contingencies. The Company could be subject to various loss contingencies, including those arising from litigation claims, contractual disputes, government investigations or other matters arising in the ordinary course of business. Liabilities for loss contingencies are recorded in the Condensed Consolidated Statements of Operations when the Company determines that a loss is both probable and reasonably estimable. Legal fees and other expenses related to litigation are expensed as incurred and are generally included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations, as applicable.
Due to the fact that loss contingencies are inherently unpredictable, our determination of the probability of loss and the estimated amount of any such loss involve significant judgment.
The Company recognizes gain contingencies and records related receivables only when the realization of the potential claim for recovery is considered probable.

Contingent Consideration. Certain prior acquisitions involved the potential for future payment of consideration that is contingent upon the occurrence of a future event, such as: (i) the achievement of specified regulatory, operational and/or commercial milestones or (ii) royalty payments, such as those relating to future product sales. Contingent consideration liabilities related to an asset acquisition are initially recorded when considered probable and reasonably estimable, which may occur subsequent to the acquisition date. Subsequent changes in the recorded amounts are generally recorded as adjustments to the cost of the acquired assets. Contingent consideration liabilities related to a business combination are initially recorded at fair value on the acquisition date using unobservable inputs. These inputs include the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-adjusted discount rate used to present value the probability-weighted cash flows. Pre-existing contingent consideration liabilities of Endo International plc were recognized and measured at fair value on the Effective Date. Subsequent to the Effective Date, at each reporting period, the Company remeasures its contingent consideration liabilities to their current estimated fair values, with changes recorded in earnings. Changes to any of the inputs used in determining fair value may result in fair value adjustments that differ significantly from the actual remeasurement adjustments recognized.
Advertising Costs. Advertising costs are expensed as incurred and included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. Refer to the annual financial statements of Endo International plc within the Company’s Prospectus, in connection with the Company’s Registration Statement for additional information about advertising costs incurred for the years ended December 31, 2023, 2022 and 2021. There have not been significant changes in such spending trends for the periods covered by this report.
Cost of Revenues. Cost of revenues includes all costs directly related to bringing both purchased and manufactured products to their final selling destination. Amounts include purchasing and receiving costs, direct and indirect costs to manufacture products including direct materials, direct labor and direct overhead expenses necessary to acquire and convert purchased materials and supplies into finished goods, royalties paid or owed by Endo on certain in-licensed products, inspection costs, depreciation of certain property, plant and equipment, amortization of intangible assets, amortization of inventory step up, lease costs, warehousing costs, freight charges, costs to operate our equipment and other shipping and handling costs, among others.
Restructuring. Restructuring charges related to nonretirement postemployment benefits that fall under Accounting Standards Codification Topic 712, Compensation—Nonretirement Postemployment Benefits are recognized when the severance liability is determined to be probable of being paid and reasonably estimable. One-time benefits related to restructurings, if any, are recognized in accordance with Accounting Standards Codification Topic 420, Exit or Disposal Cost Obligations when the programs are approved, the affected employees are identified, the terms of the arrangement are established, it is determined changes to the plan are unlikely to occur and the arrangements are communicated to employees. Other restructuring costs are generally expensed as incurred.
Foreign Currency. The Company operates in various jurisdictions both inside and outside of the U.S. While the Company’s reporting currency is the U.S. dollar, the Company has concluded that certain of its distinct and separable foreign operations have functional currencies other than the U.S. dollar. Further, certain of the Company’s foreign operations hold assets and liabilities and recognize income and expenses denominated in various local currencies, which may differ from their functional currencies.
Assets and liabilities are first remeasured from local currency to functional currency, generally using end-of-period exchange rates. Foreign currency income and expenses are generally remeasured using average exchange rates in effect during the year. In the case of nonmonetary assets and liabilities such as inventories, prepaid expenses, property, plant and equipment, goodwill and other intangible assets, and related income statement amounts, such as depreciation expense, historical exchange rates are used for remeasurement. The net effect of remeasurement is included in Other expense, net in the Condensed Consolidated Statements of Operations.
As part of the Company’s consolidation process, assets and liabilities of entities with functional currencies other than the U.S. dollar are translated into U.S. dollars at end-of-period exchange rates. Income and expenses are translated using average exchange rates in effect during the year. The net effect of translation, as well as any foreign currency gains or losses on intercompany transactions considered to be of a long-term investment nature, are recognized as foreign currency translation, a component of Other comprehensive (loss) income. Upon the sale or liquidation of an investment in a foreign operation, the Company records a reclassification adjustment out of Accumulated other comprehensive income (loss) for the corresponding accumulated amount of foreign currency translation gain or loss.

Income Taxes. The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company initially records deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such a determination, the Company considers all available positive and negative evidence, including projected future taxable income, tax-planning strategies and results of recent operations. The Company routinely evaluates whether the recognized deferred tax assets will more likely than not be realized. A valuation allowance is established for deferred tax assets when it is more likely than not that they will not be realized. If the Company were to later determine that it would be able to realize a portion or all of its deferred tax assets in the future in excess of their net recorded amount, the Company would release a portion or all of the valuation allowance.
The Company records unrecognized income tax positions (UTPs) on the basis of a two-step process whereby the Company first determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and then measures those tax positions that meet the more-likely-than-not recognition threshold. The Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the tax authority. The Company generally recognizes changes in UTPs, interest and penalties in the Income tax expense line in the Condensed Consolidated Statements of Operations.
Comprehensive Income. Comprehensive income or loss includes all changes in equity during a period except those that resulted from investments by or distributions to a company’s shareholders. Other comprehensive income or loss refers to revenues, expenses, gains and losses that are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity.
Government Assistance Transactions. We are party to the U.S. Government Cooperative Agreement (as defined and discussed in more detail below). Under the terms of the U.S. Government Cooperative Agreement, our Rochester facility will establish new sterile fill-finish manufacturing assets capable of processing liquid or lyophilized products requiring Biosafety Level (BSL) 2 containment in order to establish and sustain BSL 2 sterile fill-finish production capacity to create and maintain industrial base capabilities for the national defense.
The Company has concluded that reimbursements it receives pursuant to the U.S. Government Cooperative Agreement, which are further described below, are not within the scope of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) because the U.S. government does not meet the definition of a “customer” as defined by ASC 606. We are instead accounting for the U.S. Government Cooperative Agreement under other guidance including, for elements of the contract for which there is no authoritative guidance under U.S. GAAP, by applying the relevant accounting principles contained in International Accounting Standards (IAS) 20—Accounting for Government Grants and Disclosure of Government Assistance (IAS 20) by analogy.
Under this model, reimbursements we receive from the U.S. government for qualifying capital expenditures meet the definition of grants related to assets as the primary purpose for the reimbursements is to fund the purchase and construction of capital assets to increase production capacity. Under IAS 20, government grants related to assets are presented in the Condensed Consolidated Balance Sheets either by presenting the grant as deferred income or by deducting the grant in arriving at the carrying amount of the asset. Either of these two methods of presentation of grants related to assets in the Condensed Consolidated Balance Sheets are regarded as acceptable alternatives under IAS 20. Reimbursements received prior to the asset being placed into service are recognized as deferred income in the Condensed Consolidated Balance Sheets as either Accounts payable and accrued expenses (for any current portion) or Other liabilities (for any noncurrent portion) when there is reasonable assurance the conditions of the grant will be met and the grant will be received. When the constructed capital assets are placed into service we deduct the grant reimbursement from Property, plant and equipment and the grant income is recognized over the useful life of the asset as a reduction to depreciation expense.
Refer to Note 15. Commitments and Contingencies for additional discussion of this agreement.
Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted at June 30, 2024
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 14, 2024, on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standards update on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures (ASU 2023-09) to enhance the transparency and decision usefulness of income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standards update on its consolidated financial statements and related disclosures.
NOTE 5. DISCONTINUED OPERATIONS
The operating results of Endo International plc’s legacy Astora business, which was resolved to be wound down in 2016, are reported as Discontinued operations, net of tax in the Predecessor Condensed Consolidated Statements of Operations for all periods presented, if applicable. The following tables provide the operating results of Astora Discontinued operations, net of tax (in thousands):

	Predecessor
	Period From April 1, 2024 through April 23, 2024	Three Months Ended June 30, 2023
Litigation-related and other contingencies, net	$—	$500
Income (loss) from discontinued operations before income taxes	$183,152	$(660)
Income tax benefit	$(82)	$(87)
Discontinued operations, net of tax	$183,234	$(573)

	Predecessor
	Period From January 1, 2024 through April 23, 2024	Six Months Ended June 30, 2023
Litigation-related and other contingencies, net	$—	$500
Income (loss) from discontinued operations before income taxes	$182,696	$(1,186)
Income tax benefit	$(142)	$(157)
Discontinued operations, net of tax	$182,838	$(1,029)
For the period from April 1, 2024 through April 23, 2024 and January 1, 2024 through April 23, 2024, the income from discontinued operations before income taxes is primarily related to the impacts of the Plan. Refer to Note 3. Fresh Start Accounting for additional information about the impacts of the Plan. For the three and six months ended 2023 the loss from discontinued operations is primarily related to mesh-related legal defense costs and certain other items.
For the period January 1, 2024 through April 23, 2024, the cash out flows from discontinued operating activities related to Astora included the impact of net loss, prior to the impacts of the Plan, of approximately $0.9 million as well as cash out flows in connection with the Plan of approximately $37.1 million. For the six months ended June 30, 2023, the cash flows from discontinued operating activities related to Astora included the impact of net loss of $1.0 million and the impact of cash activity related to vaginal mesh cases. During the periods presented above, there were no material net cash flows related to Astora discontinued investing activities and there was no depreciation or amortization expense related to Astora.
There are no discontinued operations in the Successor period. Refer to Note 3. Fresh Start Accounting and Note 15. Commitments and Contingencies for amounts and additional information relating to vaginal mesh-related matters and the impacts of the Plan.
NOTE 6. SEGMENT RESULTS
The Company’s four reportable business segments are Branded Pharmaceuticals, Sterile Injectables, Generic Pharmaceuticals and International Pharmaceuticals. These segments reflect the level at which the chief operating decision maker regularly reviews financial information to assess performance and to make decisions about resources to be allocated. Each segment derives revenue from the sales or licensing of its respective products and is discussed in more detail below.

We evaluate segment performance based on Segment adjusted income from operations before income tax, which we define as (Loss) income from continuing operations before income tax and before acquired in-process research and development charges; acquisition-related and integration items, including transaction costs and changes in the fair value of contingent consideration; cost reduction and integration-related initiatives such as separation benefits, continuity payments, other exit costs and certain costs associated with integrating an acquired company’s operations; certain amounts related to strategic review initiatives; asset impairment charges; amortization of intangible assets; inventory step-up recorded as part of our acquisitions; litigation-related and other contingent matters; certain legal costs; gains or losses from early termination of debt; debt modification costs; gains or losses from the sales of businesses and other assets; foreign currency gains or losses on intercompany financing arrangements; reorganization items, net (in the Predecessor periods); and certain other items. For the three and six months ended June 30, 2024, the Successor does not have operating results classified as Discontinued operations, net of tax.
Certain corporate expenses incurred by the Company are not directly attributable to any specific segment. Accordingly, these costs are not allocated to any of the Company’s segments and are included in the results below as “Corporate unallocated costs.” Interest income and expense are also considered corporate items and not allocated to any of the Company’s segments. The Company’s Total segment adjusted income from continuing operations before income tax is equal to the combined results of each of its segments.
Branded Pharmaceuticals
Our Branded Pharmaceuticals segment includes a variety of branded products in the therapeutic areas of urology, orthopedics, endocrinology and bariatrics, among others. Products in this segment include XIAFLEX®, SUPPRELIN® LA, AVEED®, PERCOCET®, TESTOPEL® and EDEX®, among others.
Sterile Injectables
Our Sterile Injectables segment consists primarily of branded sterile injectable products such as ADRENALIN®, VASOSTRICT® and APLISOL®, among others, and certain generic sterile injectable products.
Generic Pharmaceuticals
Our Generic Pharmaceuticals segment consists of a product portfolio including solid oral extended-release products, solid oral immediate-release products, liquids, semi-solids, patches, powders, ophthalmics and sprays and includes products that treat and manage a wide variety of medical conditions.
International Pharmaceuticals
Our International Pharmaceuticals segment includes a variety of specialty pharmaceutical products, including over-the-counter (OTC) products, sold outside the U.S., primarily in Canada through our operating company Paladin Pharma Inc. (Paladin).

The following represents selected information for the Company’s reportable segments (in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2024	Period From April 1, 2024 through April 23, 2024	Three Months Ended June 30, 2023
Net revenues from external customers:
Branded Pharmaceuticals	$146,151	$78,918	$212,377
Sterile Injectables	56,474	34,297	137,028
Generic Pharmaceuticals	69,722	40,360	178,579
International Pharmaceuticals (1)	11,816	8,892	18,868
Total net revenues from external customers	$284,163	$162,467	$546,852
Segment adjusted income from operations before income tax:
Branded Pharmaceuticals	$81,359	$57,499	$115,340
Sterile Injectables	10,028	14,907	69,546
Generic Pharmaceuticals	15,361	16,922	80,404
International Pharmaceuticals	940	4,249	4,861
Total segment adjusted income from operations before income tax	$107,688	$93,577	$270,151

	Successor	Predecessor
	Six Months Ended June 30, 2024	Period From January 1, 2024 through April 23, 2024	Six Months Ended June 30, 2023
Net revenues from external customers:
Branded Pharmaceuticals	$146,151	$279,714	$409,950
Sterile Injectables	56,474	132,531	238,283
Generic Pharmaceuticals	69,722	143,677	376,759
International Pharmaceuticals (1)	11,816	26,052	37,127
Total net revenues from external customers	$284,163	$581,974	$1,062,119
Segment adjusted income from operations before income tax:
Branded Pharmaceuticals	$81,359	$161,592	$211,605
Sterile Injectables	10,028	51,977	110,636
Generic Pharmaceuticals	15,361	42,378	172,091
International Pharmaceuticals	940	7,735	10,208
Total segment adjusted income from operations before income tax	$107,688	$263,682	$504,540
__________
(1)Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.
There were no material revenues from external customers attributed to an individual country outside of the U.S. during any of the periods presented.

The table below provides reconciliations of our Total consolidated (loss) income from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our Total segment adjusted income from continuing operations before income tax (in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2024	Period From April 1, 2024 through April 23, 2024	Three Months Ended June 30, 2023
Total consolidated (loss) income from continuing operations before income tax	$(212,757)	$6,394,943	$34,290
Interest expense, net	44,669	(2)	120
Corporate unallocated costs (1)	29,513	10,686	37,696
Asset impairment charges	—	1,799	—
Acquisitions and divestitures (2)	240,938	14,264	64,915
Restructuring or similar transactions (3)	1,900	(1)	14,281
Reorganization items, net	—	(6,328,145)	84,267
Other, net (4)	3,425	33	34,582
Total segment adjusted income from operations before income tax	$107,688	$93,577	$270,151

	Successor	Predecessor
	Six Months Ended June 30, 2024	Period From January 1, 2024 through April 23, 2024	Six Months Ended June 30, 2023
Total consolidated (loss) income from continuing operations before income tax	$(212,757)	$6,248,991	$37,240
Interest expense, net	44,669	(2)	229
Corporate unallocated costs (1)	29,513	48,238	77,353
Asset impairment charges	—	2,103	146
Acquisition and divestitures (2)	240,938	77,543	130,693
Restructuring or similar transactions (3)	1,900	4,960	25,954
Reorganization items, net	—	(6,125,099)	169,619
Other, net (4)	3,425	6,948	63,306
Total segment adjusted income from operations before income tax	$107,688	$263,682	$504,540
__________
(1)For all periods presented, amounts include certain corporate overhead costs, such as headcount, facility and corporate litigation expenses and certain other income and expenses.
(2)Amounts for the Successor three and six months ended June 30, 2024, primarily relate to approximately $192.0 million of inventory step up amortization and approximately $50.0 million of intangible assets amortization. Refer to Note 3. Fresh Start Accounting for additional information about the fair value adjustments to the Company’s inventory and intangible assets. Amounts for the Predecessor period from April 1, 2024 through April 23, 2024 and January 1, 2024 through April 23, 2024 as well as the three and six months ended June 30, 2023 primarily relate to amortization of intangible assets.
(3)Amounts for the Successor three and six months ended June 30, 2024, primarily relate to net employee separation charges. Amounts for the Predecessor period from January 1, 2024 through April 23, 2024 primarily relate to net employee separation charges. The amount for the Predecessor three months ended June 30, 2023 included net employee separation, continuity and other benefit-related charges of $15.1 million, partially offset by a net reversal of certain inventory charges related to restructuring of $0.9 million. Amounts for the six months ended June 30, 2023 include net employee separation, continuity and other benefit-related charges of $25.9 million and other net charges of $0.6 million, partially offset by a net reversal of certain inventory charges related to restructurings of $0.6 million.
(4)Amounts for the Predecessor period from January 1, 2024 through April 23, 2024 primarily relate to a charge of approximately $6 million associated with the rejection of an executory contract, which was approved by the Bankruptcy Court in February 2024. Amounts for the Predecessor three and six months ended June 30, 2023 primarily relates to adjustments to accruals for litigation-related settlement charges, which are described in more detail in Note 15. Commitments and Contingencies, and amounts related to opioid-related legal expenses. The Predecessor six months ended June 30, 2023 also includes a charge of approximately $9.2 million associated with the rejection of certain equity award agreements, which was approved by the Bankruptcy Court in March 2023. Other amounts in this row relate to gains and losses on sales of assets and certain other items.
Asset information is not reviewed or included within our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

The Company disaggregated its revenue from contracts with customers into the categories included in the table below (in thousands). The Company believes these categories depict how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Successor	Predecessor
	Three Months Ended June 30, 2024	Period From April 1, 2024 through April 23, 2024	Three Months Ended June 30, 2023
Branded Pharmaceuticals:
Specialty Products:
XIAFLEX®	$87,054	$39,588	$117,291
SUPPRELIN® LA	14,518	6,078	28,223
Other Specialty (1)	9,339	5,902	19,839
Total Specialty Products	$110,911	$51,568	$165,353
Established Products:
PERCOCET®	$13,910	$9,348	$26,445
TESTOPEL®	8,382	2,734	11,600
Other Established (2)	12,948	15,268	8,979
Total Established Products	$35,240	$27,350	$47,024
Total Branded Pharmaceuticals (3)	$146,151	$78,918	$212,377
Sterile Injectables:
ADRENALIN®	$14,642	$11,233	$27,133
VASOSTRICT®	7,926	7,356	24,419
Other Sterile Injectables (4)	33,906	15,708	85,476
Total Sterile Injectables (3)	$56,474	$34,297	$137,028
Total Generic Pharmaceuticals (5)	$69,722	$40,360	$178,579
Total International Pharmaceuticals (6)	$11,816	$8,892	$18,868
Total revenues, net	$284,163	$162,467	$546,852

	Successor	Predecessor
	Six Months Ended June 30, 2024	Period From January 1, 2024 through April 23, 2024	Six Months Ended June 30, 2023
Branded Pharmaceuticals:
Specialty Products:
XIAFLEX®	$87,054	$152,638	$214,201
SUPPRELIN® LA	14,518	26,213	51,800
Other Specialty (1)	9,339	21,120	41,533
Total Specialty Products	$110,911	$199,971	$307,534
Established Products:
PERCOCET®	$13,910	$33,892	$52,501
TESTOPEL®	8,382	13,225	22,589
Other Established (2)	12,948	32,626	27,326
Total Established Products	$35,240	$79,743	$102,416
Total Branded Pharmaceuticals (3)	$146,151	$279,714	$409,950
Sterile Injectables:
ADRENALIN®	$14,642	$38,601	$52,708
VASOSTRICT®	7,926	34,309	50,370
Other Sterile Injectables (4)	33,906	59,621	135,205
Total Sterile Injectables (3)	$56,474	$132,531	$238,283
Total Generic Pharmaceuticals (5)	$69,722	$143,677	$376,759
Total International Pharmaceuticals (6)	$11,816	$26,052	$37,127
Total revenues, net	$284,163	$581,974	$1,062,119
__________
(1)Products included within Other Specialty include AVEED® and NASCOBAL® Nasal Spray.
(2)Products included within Other Established include, but are not limited to, EDEX®.
(3)Individual products presented above represent the top two performing products in each product category for either the Successor three or six months ended June 30, 2024, the Predecessor periods from April 1, 2024 through April 23, 2024 or January 1, 2024 through April 23, 2024 and/or any product having revenues in excess of $25 million during any period presented for 2024 or 2023.
(4)Products included within Other Sterile Injectables include, but are not limited to, APLISOL®. During the second quarter of 2023, Endo International plc and/or certain of its subsidiaries executed a Settlement Agreement and Release of Claims with Novavax, Inc. (the Novavax Settlement Agreement) to resolve a dispute under a previous manufacturing services agreement. For the Predecessor three months and six months ended June 30, 2023, the cash and non-cash consideration received in connection with the Novavax Settlement Agreement made up 6% of consolidated total revenue. No individual product within Other Sterile Injectables has exceeded 5% of consolidated total revenues for the periods presented.
(5)The Generic Pharmaceuticals segment is comprised of a portfolio of products that are generic versions of branded products, are distributed primarily through the same wholesalers, generally have limited or no intellectual property protection and are sold within the U.S. Lidocaine patch 5%, the generic version of LIDODERM® made up 9%, for the Successor three and six months ended June 2024, of consolidated revenues. Varenicline tablets (Endo’s generic version of Pfizer Inc.’s Chantix®), which launched in September 2021, made up 10% and 13%, for the three and six months ended June 30, 2023, respectively, of consolidated total revenues. During the six months ended June 30, 2023, Dexlansoprazole delayed release capsules (Endo’s generic version of Takeda Pharmaceuticals USA, Inc.’s Dexilant®), which launched in November 2022, made up 5% of consolidated total revenues.
(6)No individual product within the International Pharmaceuticals segment accounted for more than 5% of consolidated total revenues for any of the periods presented.
NOTE 7. FAIR VALUE MEASUREMENTS
Fair value guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•Level 1—Quoted prices in active markets for identical assets or liabilities.
•Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial Instruments
The financial instruments recorded in the Condensed Consolidated Balance Sheets include cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, acquisition-related contingent consideration and debt obligations. Included in cash and cash equivalents and restricted cash and cash equivalents are money market funds representing a type of mutual fund required by law to invest in low-risk securities (for example, U.S. government bonds, U.S. Treasury Bills and commercial paper). Money market funds pay dividends that generally reflect short-term interest rates. Due to their initial maturities, the carrying amounts of non-restricted and restricted cash and cash equivalents (including money market funds), accounts receivable, accounts payable and accrued expenses approximate their fair values.
Restricted Cash and Cash Equivalents
The following table presents current and noncurrent restricted cash and cash equivalent balances at June 30, 2024 and December 31, 2023 (in thousands):

		Successor	Predecessor
	Balance Sheet Line Items	June 30, 2024	December 31, 2023
Restricted cash and cash equivalents—current (1)	Restricted cash and cash equivalents	$166,851	$167,702
Restricted cash and cash equivalents—noncurrent (2)	Other assets	—	85,000
Total restricted cash and cash equivalents		$166,851	$252,702
__________
(1)Amounts at June 30, 2024 include restricted cash and cash equivalents of approximately $85.9 million related to certain self-insurance related matters and approximately $81.0 million for funds placed into escrow for retained and non-retained professional accruals assumed by the Successor. Amounts at December 31, 2023 primarily relate to: (i) restricted cash and cash equivalents associated with litigation-related matters, including $49.8 million held in Qualified Settlement Funds (QSFs) for mesh and/or opioid-related matters, and (ii) approximately $85.9 million of restricted cash and cash equivalents related to certain self-insurance related matters. These balances are classified as current assets in the Condensed Consolidated Balance Sheets as the potential for, and timing of, future claims and/or payment is unknown and could result in distributions within the next twelve months.
(2)The amount at December 31, 2023 relates to the Predecessor TLC Agreement. This balance, which was anticipated to be used to fund certain future contractual obligations or returned upon satisfaction of certain conditions, was classified as a noncurrent asset at December 31, 2023 and subsequently released to the Predecessor as part of the TLC Settlement discussed in more detail in see Note 11. License, Collaboration and Asset Acquisition Agreements.
Acquisition-Related Contingent Consideration
The fair value of contingent consideration liabilities is determined using unobservable inputs; hence, these instruments represent Level 3 measurements within the above-defined fair value hierarchy. These inputs include the estimated amount and timing of projected cash flows, the probability of success (achievement of the contingent event) and the risk-adjusted discount rate used to present value the probability-weighted cash flows. Subsequent to the acquisition date, at each reporting period, the contingent consideration liability is remeasured at current fair value with changes recorded in earnings. The estimates of fair value are uncertain and changes in any of the estimated inputs used as of the date of this report could have resulted in significant adjustments to fair value. See the “Recurring Fair Value Measurements” section below for additional information on acquisition-related contingent consideration.

Recurring Fair Value Measurements
The financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Successor
	Fair Value Measurements at June 30, 2024 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Liabilities:
Acquisition-related contingent consideration—current	$—	$—	$2,753	$2,753
Acquisition-related contingent consideration—noncurrent	$—	$—	$5,838	$5,838

	Predecessor
	Fair Value Measurements at December 31, 2023 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market funds (1)	$7,123	$—	$—	$7,123
Liabilities:
Acquisition-related contingent consideration (2)	$—	$—	$12,447	$12,447
__________
(1)At December 31, 2023, money market funds include $7.1 million in QSFs. Amounts in QSFs were considered restricted cash equivalents. Pursuant to the Plan, on the Effective Date these funds were distributed to the applicable trusts in settlement of claims against the Debtors. See Note 3. Fresh Start Accounting and Note 15. Commitments and Contingencies for further discussion.
(2)At December 31, 2023, the Company’s liabilities for acquisition-related contingent consideration, which are governed by executory contracts and recorded at the expected amount of the total allowed claim, were classified within Liabilities subject to compromise in the Condensed Consolidated Balance Sheets. The relevant executory contracts were assumed and assigned to Endo, Inc. and recognized at fair value on the Effective Date and as of June 30, 2024 and classified as current or non-current as of June 30, 2024 based on the anticipated timing of payment of such obligations.

Fair Value Measurements Using Significant Unobservable Inputs
The following tables present changes to the liability for acquisition-related contingent consideration, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2024 (1)	Period From April 1, 2024 through April 23, 2024	Three Months Ended June 30, 2023
Beginning of period	$—	$12,050	$15,697
Acquisition of contingent consideration from Predecessor	10,195	—	—
Amounts settled	(1,577)	(1,499)	(1,890)
Changes in fair value recorded in earnings	(58)	(338)	365
Effect of currency translation	31	(18)	481
End of period	$8,591	$10,195	$14,653

	Successor	Predecessor
	Six Months Ended June 30, 2024 (1)	Period From January 1, 2024 through April 23, 2024	Six Months Ended June 30, 2023
Beginning of period	$—	$12,447	$16,571
Acquisition of contingent consideration from Predecessor	10,195	—	—
Amounts settled	(1,577)	(2,475)	(2,769)
Changes in fair value recorded in earnings	(58)	284	762
Effect of currency translation	31	(61)	89
End of period	$8,591	$10,195	$14,653
__________
(1)Prior to the Effective Date, the Successor entity had no liabilities for acquisition-related contingent consideration. The Successor entity assumed the liabilities for acquisition-related contingent consideration in connection with the Plan.
At June 30, 2024, the fair value measurements of the contingent consideration obligations were determined using risk-adjusted discount rates ranging from 8.9% to 19.0% (weighted average rate of approximately 17.1%, weighted based on relative fair value). Changes in fair value recorded in earnings related to acquisition-related contingent consideration are included in our Condensed Consolidated Statements of Operations as Acquisition-related and integration items, net.

The following tables present changes to the liability for acquisition-related contingent consideration by acquisition (in thousands):

	Successor
	Balance as of December 31, 2023 (2)	Acquisition of Contingent Consideration from Predecessor	Changes in Fair Value Recorded in Earnings	Amounts Settled and Other	Balance as of June 30, 2024
Auxilium acquisition	$—	$8,262	$(215)	$(1,055)	$6,992
Other	—	1,933	157	(491)	1,599
Total	$—	$10,195	$(58)	$(1,546)	$8,591

	Predecessor
	Balance as of December 31, 2023 (1)	Acquisition of Contingent Consideration from Predecessor	Changes in Fair Value Recorded in Earnings	Amounts Settled and Other	Balance as of April 23, 2024
Auxilium acquisition	$9,494	$—	$(85)	$(1,147)	$8,262
Other	2,953	—	369	(1,389)	1,933
Total	$12,447	$—	$284	$(2,536)	$10,195
__________
(1)At December 31, 2023, the Company’s liabilities for acquisition-related contingent consideration, which are governed by executory contracts and recorded at the expected amount of the total allowed claim, were classified within Liabilities subject to compromise in the Condensed Consolidated Balance Sheets.
(2)Prior to the Effective Date, the Successor entity had no liabilities for acquisition-related contingent consideration. The Successor entity assumed the liability for acquisition-related contingent consideration in connection with the Plan.
Nonrecurring Fair Value Measurements
Property, plant and equipment, goodwill and other intangible assets have been and may in the future be subject to nonrecurring fair value measurement for the evaluation of potential impairment. During the periods covered by this report, nonrecurring fair value measurements, which related to certain property, plant and equipment, were not material.
NOTE 8. INVENTORIES
Inventories, net of applicable reserves, consisted of the following (in thousands):

	Successor	Predecessor
	June 30, 2024	December 31, 2023
Raw materials	$120,277	$103,336
Work-in-process	142,249	29,827
Finished goods	396,501	112,854
Total	$659,027	$246,017
Inventory in excess of the amount expected to be sold within one year is classified as noncurrent inventory and is not included in the table above. At June 30, 2024 and December 31, 2023, $436.2 million and $29.7 million, respectively, of noncurrent inventory was included in Other assets in the Condensed Consolidated Balance Sheets. The June 30, 2024 noncurrent inventory balance reflects the impact of fresh start accounting, as discussed in more detail in Note 3. Fresh Start Accounting. As of June 30, 2024, the reported inventory balances include approximately $793.1 million of remaining unamortized step up in fair value, including $406.7 million classified as long term inventory and classified as Other assets in the Successor Condensed Consolidated Balance Sheet, which will be reflected as Cost of revenue in future periods as the inventory is sold.
As of June 30, 2024 and December 31, 2023, the Company’s Condensed Consolidated Balance Sheets included approximately $4.4 million and $2.7 million, respectively, of capitalized pre-launch inventories related to products that were not yet available to be sold.

NOTE 9. LEASES
The following table presents information about the Company’s right-of-use assets and lease liabilities (in thousands):

		Successor	Predecessor
	Balance Sheet Line Items	June 30, 2024	December 31, 2023
Right-of-use assets:
Operating lease right-of-use assets	Operating lease assets	$20,544	$23,033
Finance lease right-of-use assets	Property, plant and equipment, net	7,413	18,668
Total right-of-use assets		$27,957	$41,701
Operating lease liabilities, excluding amounts classified as Liabilities subject to compromise:
Current operating lease liabilities	Current portion of operating lease liabilities	$8,244	$956
Noncurrent operating lease liabilities	Operating lease liabilities, less current portion	13,025	4,132
Total operating lease liabilities		$21,269	$5,088
Finance lease liabilities, excluding amounts classified as Liabilities subject to compromise:
Current finance lease liabilities	Accounts payable and accrued expenses	$4,823	$—
Noncurrent finance lease liabilities	Other liabilities	$2,461	$1,386
Total finance lease liabilities		$7,284	$1,386
Operating and finance leases, amounts classified as Liabilities subject to compromise:
Operating lease liabilities	Liabilities subject to compromise	$—	$20,635
Finance lease liabilities	Liabilities subject to compromise	—	9,981
Total operating and finance leases classified as Liabilities subject to compromise		$—	$30,616
The following tables present information about lease costs and expenses and sublease income (in thousands):

		Successor	Predecessor
	Statement of Operations Line Items	Three Months Ended June 30, 2024	Period From April 1, 2024 through April 23, 2024	Three Months Ended June 30, 2023
Operating lease cost	Various (1)	$356	$(436)	$1,837
Finance lease cost:
Amortization of right-of-use assets	Various (1)	$1,346	$495	$2,017
Interest on lease liabilities	Interest expense, net	$87	$30	$206
Other lease costs and income:
Variable lease costs (2)	Various (1)	$2,371	$606	$2,195
Sublease income	Various (1)	$(459)	$(229)	$(1,544)

		Successor	Predecessor
	Statement of Operations Line Items	Six Months Ended June 30, 2024	Period From January 1, 2024 through April 23, 2024	Six Months Ended June 30, 2023
Operating lease cost	Various (1)	$356	$550	$4,030
Finance lease cost:
Amortization of right-of-use assets	Various (1)	$1,346	$2,519	$4,044
Interest on lease liabilities	Interest expense, net	$87	$169	$435
Other lease costs and income:
Variable lease costs (2)	Various (1)	$2,371	$3,588	$5,201
Sublease income	Various (1)	$(459)	$(1,129)	$(3,088)
__________
(1)Amounts are included in the Condensed Consolidated Statements of Operations based on the function that the underlying leased asset supports. The following tables present the components of such aggregate amounts (in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2024	Period From April 1, 2024 through April 23, 2024	Three Months Ended June 30, 2023
Cost of revenues	1,055	468	1,437
Selling, general and administrative	2,559	(32)	3,020
Research and development	—	—	48

	Successor	Predecessor
	Six Months Ended June 30, 2024	Period From January 1, 2024 through April 23, 2024	Six Months Ended June 30, 2023
Cost of revenues	1,055	2,130	3,053
Selling, general and administrative	2,559	3,398	7,032
Research and development	—	—	102
(2)Amounts represent variable lease costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate and certain costs associated with our automobile leases.
The following table provides certain additional information related to our leases (in thousands):

	Successor	Predecessor
	Six Months Ended June 30, 2024	Period From January 1, 2024 through April 23, 2024	Six Months Ended June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payments for operating leases	$1,105	$1,863	$5,921
Operating cash payments for finance leases	$132	$366	$693
Financing cash payments for finance leases	$1,190	$2,381	$3,299

NOTE 10. GOODWILL AND OTHER INTANGIBLES
Goodwill
The Successor has no goodwill balance as of June 30, 2024. Refer to Note 3. Fresh Start Accounting for additional information about the impact of fresh start accounting on the Predecessor goodwill balance.
The following table presents changes in the carrying amounts of Predecessor goodwill (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Goodwill as of December 31, 2023 (Predecessor)	$828,818	$523,193	$—	$—	$1,352,011
Impact of fresh start accounting	(828,818)	(523,193)	—	—	(1,352,011)
Goodwill as of April 23, 2024 (Predecessor)	$—	$—	$—	$—	$—
The carrying amounts of goodwill are net of the following accumulated impairments, if applicable (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Accumulated impairment losses as of December 31, 2023 (Predecessor)	$855,810	$2,208,000	$3,142,657	$525,244	$6,731,711
Impact of fresh start accounting	(855,810)	(2,208,000)	(3,142,657)	(525,244)	(6,731,711)
Accumulated impairment losses as of April 23, 2024 (Predecessor)	$—	$—	$—	$—	$—

Other Intangible Assets
Changes in the amounts of other intangible assets are set forth in the tables below (in thousands):

	Successor
Cost basis:	Balance as of December 31, 2023	Acquired by Successor	Other Post Effective Date Acquisitions	Effect of Currency Translation	Balance as of June 30, 2024
Indefinite-lived intangibles:
In-process research and development	$—	$298,334	$—	$—	$298,334
Total indefinite-lived intangibles	$—	$298,334	$—	$—	$298,334
Finite-lived intangibles:
Marketed products (weighted average life of 8 years)	$—	$1,929,332	$3,293	$(56)	$1,932,569
Licenses (weighted average life of 5 years)	—	69,757	—	—	69,757
Total finite-lived intangibles (weighted average life of 8 years)	$—	$1,999,089	$3,293	$(56)	$2,002,326
Total other intangibles	$—	$2,297,423	$3,293	$(56)	$2,300,660

Accumulated amortization:	Balance as of December 31, 2023	Amortization	Other	Effect of Currency Translation	Balance as of June 30, 2024
Finite-lived intangibles:
Marketed products	$—	$(46,419)	$—	$170	$(46,249)
Licenses	—	(2,710)	—	—	(2,710)
Total other intangibles	$—	$(49,129)	$—	$170	$(48,959)
Net other intangibles	$—				$2,251,701

	Predecessor
Cost basis:	Balance as of December 31, 2023	Acquisitions	Other (1)	Effect of Currency Translation	Balance as of April 23, 2024
Indefinite-lived intangibles:
In-process research and development	$—	$—	$298,334	$—	$298,334
Total indefinite-lived intangibles	$—	$—	$298,334	$—	$298,334
Finite-lived intangibles:
Licenses (weighted average life of 5 years) (Predecessor)	$432,107	$—	$(432,107)	$—	$—
Tradenames (Predecessor)	6,409	—	(6,409)	—	—
Developed technology (weighted average life of 8 years) (Predecessor)	5,925,662	—	(5,917,445)	(8,217)	—
Marketed products (weighted average life of 8 years (Successor)	—	—	1,929,332	—	1,929,332
Licenses (weighted average life of 5 years (Successor)	—	—	69,757	—	69,757
Total finite-lived intangibles (weighted average life of 8 years)	$6,364,178	$—	$(4,356,872)	$(8,217)	$1,999,089
Total other intangibles	$6,364,178	$—	$(4,058,538)	$(8,217)	$2,297,423

Accumulated amortization:	Balance as of December 31, 2023	Amortization	Other (1)	Effect of Currency Translation	Balance as of April 23, 2024
Finite-lived intangibles:
Licenses (Predecessor)	$(419,084)	$(1,277)	$420,361	$—	$—
Tradenames (Predecessor)	(6,409)	—	6,409	—	—
Developed technology (Predecessor)	(4,460,802)	(75,712)	4,529,436	7,078	—
Marketed products (Successor)	—	—	—	—	—
Licenses (Successor)	—	—	—	—	—
Total other intangibles	$(4,886,295)	$(76,989)	$4,956,206	$7,078	$—
Net other intangibles	$1,477,883				$2,297,423
__________
(1)The net impact of the fresh start adjustments recorded as part of fresh start accounting. Refer to Note 3. Fresh Start Accounting for additional information.

As part of fresh start accounting, as of the Effective Date, the Company wrote-off the existing intangible assets and accumulated amortization of the Predecessor and recorded $2,297.4 million to reflect the fair value of intangible assets of the Successor, as discussed in Note 3. Fresh Start Accounting. The following table summarizes the components of the estimated fair value of identified intangible assets (dollars in thousands):

	Carrying Amount	Amortization Method	Useful Life Range			Discount Rate Range
Intangible assets subject to amortization
Marketed products	$1,929,332	Straight-line	3 years	to	11 years	12.3%	to	26.7%
Licenses	69,757	Straight-line		5 years			26.7%
Intangible assets not subject to amortization
In-process research and development	298,334	n/a		n/a		24.8%	to	27.7%
Total identified intangible assets	$2,297,423
Amortization expense for the periods Successor three and six months ended June 30, the Predecessor periods from April 1, 2024 through April 23, 2024, January 1, 2024 through April 23, 2024 and the three and six months ended June 30, 2023, totaled approximately $49.1 million, $15.1 million, $77.0 million, $64.4 million and $129.7 million, respectively. Amortization expense is included in Cost of revenues in the Condensed Consolidated Statements of Operations.
For intangible assets subject to amortization, estimated amortization expense for the five fiscal years subsequent to June 30, 2024 (Successor) is as follows (in thousands):

2024	$130,654
2025	$259,177
2026	$257,824
2027	$242,935
2028	$242,935
Impairments
We estimate the fair values of our reporting units and our intangible assets using an income approach that utilizes a discounted cash flow model or, where appropriate, a market approach.
The discounted cash flow models reflect our estimates of future cash flows and other factors including estimates of: (i) future operating performance, including future sales, long-term growth rates, gross margins, operating expenses, discount rates and the probability of achieving the estimated cash flows, and (ii) future economic conditions. These assumptions are based on significant inputs and judgments not observable in the market, and thus represent Level 3 measurements within the fair value hierarchy. The discount rates used in the determination of fair value reflect our judgments regarding the risks and uncertainties inherent in the estimated future cash flows and may differ over time depending on the risk profile of the particular assets and other market factors. We believe the discount rates and other inputs and assumptions are consistent with those a market participant would use. Any impairment charges resulting from annual or interim goodwill and intangible asset impairment assessments are recorded to Asset impairment charges in our Condensed Consolidated Statements of Operations.
During the periods covered by this report we did not record any impairment charges associated with goodwill or intangible assets.
NOTE 11. LICENSE, COLLABORATION AND ASSET ACQUISITION AGREEMENTS
We have entered into certain license, collaboration and asset acquisition agreements with third parties. Generally, these agreements require us to share in the costs of developing, manufacturing, commercializing and/or selling product candidates and/or products with third parties, who in turn grant us marketing rights for such product candidates and/or products. Under these agreements we are generally required to: (i) make upfront payments and/or other payments upon successful completion of regulatory, sales and/or other milestones and/or (ii) pay royalties on sales and/or other costs arising from these agreements. We have also, from time to time, entered into agreements to directly acquire certain assets from third parties.

TLC Agreement
In June 2022, Endo International plc announced that it had entered into an agreement with Taiwan Liposome Company, Ltd. (TLC) to commercialize TLC599 (the TLC Agreement). Endo International plc accounted for the agreement as an asset acquisition. During the second quarter of 2022, Endo International plc made an upfront payment of $30.0 million to TLC and recorded a corresponding charge to Acquired in-process research and development in the Condensed Consolidated Statements of Operations. Pursuant to the terms of the TLC Agreement, Endo International plc deposited $85.0 million into an escrow account which was anticipated to be used to fund certain future obligations or returned to us upon satisfaction of certain conditions.
On October 13, 2023, the Debtors commenced an adversary proceeding against TLC in the Bankruptcy Court. In March 2024, the parties to the adversary proceeding entered into a settlement agreement which was filed with the Bankruptcy Court and became effective upon Bankruptcy Court approval in April 2024 (TLC Settlement), prior to the Effective Date.
In connection with the TLC Settlement the Debtors agreed to settle all disputes arising out of or relating to, and terminate the TLC Agreement. Under the terms of the TLC Settlement, among other things, TLC relinquished any liens on, claims to, rights to payment from, or control over the $85.0 million restricted cash and returned the $85.0 million to the Debtors prior to the Effective Date.
NOTE 12. CONTRACT ASSETS AND LIABILITIES
Our revenue consists almost entirely of sales of our products to customers, whereby we ship products to a customer pursuant to a purchase order. Revenue contracts such as these do not generally give rise to contract assets or contract liabilities because: (i) the underlying contracts generally have only a single performance obligation and (ii) we do not generally receive consideration until the performance obligation is fully satisfied. At June 30, 2024, the unfulfilled performance obligations for these types of contracts relate to ordered but undelivered products. We generally expect to fulfill the performance obligations and recognize revenue within one week of entering into the underlying contract. Based on the short-term initial contract duration, additional disclosure about the remaining performance obligations is not required.
Certain of our other income-generating contracts, including license and collaboration agreements, may result in contract assets and/or contract liabilities. For example, we may recognize contract liabilities upon receipt of certain upfront and milestone payments from customers when there are remaining performance obligations.
The following table shows the opening and closing balances of contract assets and contract liabilities from contracts with customers (dollars in thousands):

	Successor	Predecessor
	June 30, 2024	December 31, 2023	$ Change	% Change
Contract assets (1)	$8,854	$11,387	$(2,533)	(22)%
Contract liabilities (2)	$3,251	$3,534	$(283)	(8)%
__________
(1)At June 30, 2024 and December 31, 2023, approximately $2.0 million and $2.1 million, respectively, of these contract asset amounts are classified as current and are included in Prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets. The remaining amounts are classified as noncurrent and are included in Other assets.
(2)At both June 30, 2024 and December 31, 2023, approximately $0.6 million of these contract liability amounts are classified as current and are included in Accounts payable and accrued expenses in the Company’s Condensed Consolidated Balance Sheets. The remaining amounts are classified as noncurrent and are included in Other liabilities. During Successor six months ended June 30, 2024 and Predecessor period January 1, 2024 through April 23, 2024, approximately $0.1 million and $0.2 million, respectively, of revenue was recognized that was included in the contract liability balance at December 31, 2023.
During the Successor six months ended June 30, 2024 and Predecessor period January 1, 2024 through April 23, 2024, we recognized revenue of $13.7 million and $0.3 million, respectively, relating to performance obligations satisfied, or partially satisfied, in prior periods. Such revenue generally relates to changes in estimates with respect to our variable consideration.

NOTE 13. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses included the following at June 30, 2024 and December 31, 2023 (in thousands):

	Successor	Predecessor
	June 30, 2024	December 31, 2023
Trade accounts payable	$77,655	$94,735
Returns and allowances	111,662	119,577
Rebates	86,127	105,428
Other sales deductions	4,192	3,212
Accrued interest	42,914	—
Accrued payroll and related benefits	57,495	81,145
Accrued royalties and other distribution partner payables	18,931	35,856
Acquisition-related contingent consideration—current	2,753	—
Other (1)	113,269	97,783
Total	$514,998	$537,736
__________
(1)Amounts include a wide variety of accrued expenses, the most significant of which relate to accrued legal and other professional fees incurred prior to the Effective Date. Approximately $80.5 million was placed into escrow prior to or on the Effective Date for the settlement of certain of these liabilities, and reflected in Restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets. At June 30, 2024, approximately $76.2 million remains in escrow.
The decrease in the Returns and allowances and Rebates accruals are primarily due to changes in gross sales and customer mix, as well as other factors. The increase in accrued interest expense is directly related to Exit Financing Debt, described in more detail in Note 14. Debt. The increase in the Other accrued expense category, inclusive of accrued legal and other professional fee accruals, is primarily a result of timing of payments. Refer to Note 2. Effectiveness of the Plan of Reorganization for additional information about certain professional fees recognized during the bankruptcy proceedings.
The amounts in the table above at December 31, 2023 do not include amounts classified as Liabilities subject to compromise in the Predecessor Condensed Consolidated Balance Sheets. Refer to Note 2. Effectiveness of the Plan of Reorganization for additional information about Liabilities subject to compromise.

NOTE 14. DEBT
The following table presents information about the Company’s total indebtedness at June 30, 2024 and December 31, 2023 (dollars in thousands):

	Successor			Predecessor
	June 30, 2024			December 31, 2023
	Effective Interest Rate	Principal Amount (2)	Carrying Amount (4)	Effective Interest Rate (1)	Principal Amount (2)	Carrying Amount (3)
5.375% Senior Notes due 2023		$—	$—	5.38%	$6,127	$6,127
6.00% Senior Notes due 2023		—	—	6.00%	56,436	56,436
5.875% Senior Secured Notes due 2024		—	—	6.88%	300,000	300,000
6.00% Senior Notes due 2025		—	—	6.00%	21,578	21,578
7.50% Senior Secured Notes due 2027		—	—	8.50%	2,015,479	2,015,479
9.50% Senior Secured Second Lien Notes due 2027		—	—	9.50%	940,590	940,590
6.00% Senior Notes due 2028		—	—	6.00%	1,260,416	1,260,416
6.125% Senior Secured Notes due 2029		—	—	7.13%	1,295,000	1,295,000
8.50% Senior Notes Due 2031	8.87%	1,000,000	981,263		—	—
Term Loan Facility (Successor)	10.43%	1,500,000	1,456,490		—	—
Term Loan Facility (Predecessor)		—	—	14.50%	1,975,000	1,975,000
Revolving Credit Facility (Predecessor)		—	—	12.00%	277,200	277,200
Total		$2,500,000	$2,437,753		$8,147,826	$8,147,826
Less: current portion, net		11,250	11,250		—	—
Total long-term debt, less current portion, net		$2,488,750	$2,426,503		$8,147,826	$8,147,826
__________
(1)Beginning on the Petition Date, the Predecessor ceased recognition of interest expense related to all debt instruments and began to incur “adequate protection payments” related to First Lien Debt Instruments (representing all debt instruments except for the senior unsecured notes and the 9.50% Senior Secured Second Lien Notes due 2027). The December 31, 2023 “effective interest rates” included in the table above represent the rates in effect on such dates used to calculate: (i) future adequate protection payments related Predecessor First Lien Debt Instruments and (ii) future contractual interest related to the Predecessor’s other debt instruments, notwithstanding the fact that such interest is not currently being recognized. These rates are expressed as a percentage of the contractual principal amounts outstanding as of such date.
(2)The June 30, 2024 and December 31, 2023 principal amounts represent the amount of unpaid contractual principal owed on the respective instruments.
(3)As of December 31, 2023, the entire carrying amount of the Predecessor debt, as well as any related remaining accrued and unpaid interest that existed as of the Petition Date, was included in the Liabilities subject to compromise line in the Predecessor Condensed Consolidated Balance Sheets.
(4)As of June 30, 2024, the carrying amount of the respective debt instruments represents the unpaid contractual principal amounts owed less applicable deferred financing fees and original issue discounts.
General Information
The aggregate estimated fair value of long-term debt, which was determined based on Level 2 quoted market price inputs for the same or similar debt issuances, was approximately $2.5 billion at June 30, 2024 and $4.1 billion at December 31, 2023.
Exit Financing Debt
New Credit Facilities
On the Effective Date, as contemplated in the Plan, Endo Finance Holdings, Inc., a wholly owned subsidiary of Endo, Inc., also referred to herein as the Issuer, entered into a credit agreement (the New Credit Agreement) by and among the Issuer, as borrower, Endo, Inc., as parent guarantor, the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent, collateral agent, issuing bank and swingline lender, which provides for, among other things: (i) the New Revolving Credit Facility, presented in the table above as Revolving Credit Facility (Successor) and (ii) the New Term Facility, presented in the table above as Term Loan Facility (Successor) (the New Term Facility and, together with the New Revolving Credit Facility, the New Credit Facilities). The New Credit Agreement provides the Issuer with the option to raise certain incremental credit facilities, subject to certain limitations and conditions specified in the New Credit Agreement. The New Revolving Credit Facility has a maturity date of April 23, 2029 and the New Term Facility has a maturity date of April 23, 2031. At June 30, 2024, approximately $400 million of capacity under the New Revolving Credit Facility is undrawn and available to the Company, net of outstanding standby letters of credit.

The New Credit Agreement contains affirmative and negative covenants that the Company believes to be customary for a senior secured credit facility of this type. The negative covenants include, among other things, indebtedness, fundamental changes, dispositions of property and assets (including sale-leaseback transactions), investments, restricted payments, restrictive agreements, transactions with affiliates, swap arrangements, amending subordinated debt documents, changes in fiscal year and changes in the nature of business. If we draw more than 40% of total available credit under our New Revolving Credit Facility (other than (a) undrawn letters of credit in an amount not to exceed $20.0 million and (b) cash collateralized or backstopped letters of credit), we will be required to comply with a maximum first lien net leverage ratio not to exceed 6.10 to 1.00. As of June 30, 2024, we were in compliance with all such covenants.
Borrowings under the New Revolving Credit Facility bear interest, at the borrower’s election, based on: (i) the alternate base rate; (ii) the Canadian prime rate; (iii) Term SOFR (as defined in the New Credit Agreement); or (iv) adjusted Term CORRA (which includes a credit spread adjustment based on the interest period, and as defined in the New Credit Agreement)), in each case, plus the applicable margin; provided that Term SOFR and adjusted Term CORRA shall not be less than, with respect to loans under the New Revolving Credit Facility, 0.00% per annum, and with respect to loans under the New Term Facility, 0.50%. The applicable margins are based upon a first lien net leverage ratio as set forth in the New Credit Agreement, which range from: (i) for loans under the New Revolving Credit Facility based on (x) Term SOFR or adjusted Term CORRA, 3.00% to 3.50% and (y) alternate base rate or Canadian prime rate, 2.00% to 2.50%; and (ii) for loans under the New Term Facility based on (x) Term SOFR, 4.25% to 4.50% and (y) alternate base rate, 3.25% to 3.50%.
The obligations under the New Credit Agreement are guaranteed by Endo, Inc. and certain subsidiaries of the borrower from time to time, or the guarantors, and secured by a lien on substantially all the assets (with certain exceptions) of the borrower and the guarantors in accordance with the terms of the New Credit Agreement and the other related security documents and that certain first-lien intercreditor agreement, dated as of the Effective Date, among the New Senior Secured Notes collateral agent, the New Credit Agreement collateral agent, the Issuer, the guarantors and the other agents from time to time party thereto (the Intercreditor Agreement).
Pursuant to the Intercreditor Agreement, with respect to any Shared Collateral (as defined in the Intercreditor Agreement) proceeds received after the occurrence, and during the continuance, of an event of default under the applicable secured debt documents, holders of the obligations under the New Revolving Credit Facility and certain specified cash management and hedging obligations secured in connection therewith (the Revolving Facility Obligations), shall be paid prior to the lenders under the New Term Facility and the noteholders. Moreover, the New Credit Agreement collateral agent is the controlling agent under the Intercreditor Agreement and, prior to the discharge of the Revolving Facility Obligations, will take direction from lenders holding a majority of the commitments under the New Revolving Credit Facility in respect of the exercise of rights and remedies including in any insolvency proceeding, consent to debtor-in-possession (DIP) financing, sale of collateral, use of cash collateral, adequate protection and other customary bankruptcy provisions.
New Senior Secured Notes
On the Effective Date, the Issuer issued the New Senior Secured Notes (presented in the table above as 8.50% Senior Notes Due 2031) at an issue price of 100%. The New Senior Secured Notes were issued in a private offering to qualified institutional buyers pursuant to Rule 144A and outside the United States to non-U.S. persons pursuant to Regulation S. The New Senior Secured Notes are the Issuer’s senior secured obligations and are guaranteed on a senior secured basis by Endo, Inc. and the subsidiaries that guarantee the New Credit Agreement. The New Senior Secured Notes are secured on a pari passu basis by first-priority liens, subject to permitted liens and certain other exceptions, and the prior payment of the Revolving Facility Obligations from proceeds of the collateral, on the same collateral that secures the New Credit Agreement. The New Senior Secured Notes will mature on April 15, 2031, subject to earlier repurchase or redemption in accordance with the terms of the Indenture (as defined below), and bear interest at 8.50% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year, commencing on October 15, 2024.
Before April 15, 2027, the New Senior Secured Notes are redeemable by the Issuer, in whole or in part, at a redemption price equal to 100.00% of the principal amount of the New Senior Secured Notes redeemed, plus a “make-whole” premium, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. In addition, at any time prior to April 15, 2027, the Issuer may redeem up to 10.00% of the original aggregate principal amount of the New Senior Secured Notes during each twelve-month period commencing with the Effective Date at a redemption price equal to 103.00% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. In addition, at any time prior to April 15, 2027, the Issuer may redeem up to 40.00% of the aggregate principal amount of the New Senior Secured Notes with the net cash proceeds from specified equity offerings at a redemption price equal to 108.50% of the aggregate principal amount of the New Senior Secured Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the date of redemption. If Endo, Inc. experiences certain change of control events, the Issuer must offer to repurchase the New Senior Secured Notes at 101.00% of their aggregate principal amount, plus accrued and unpaid interest, if any, to, but not including, the date of purchase.
The New Senior Secured Notes are redeemable by the Issuer, in whole or in part, at any time on or after April 15, 2027 at a redemption price expressed as a percentage of the principal amount thereof, which percentage is 104.25%, approximately 102.13%

and 100.00% during the twelve-month period beginning on April 15 of 2027, 2028 and 2029 and thereafter, respectively, plus accrued and unpaid interest, if any, to, but not including, the date of redemption.
The New Senior Secured Notes and guarantees were issued pursuant to an indenture by and among the Issuer, Endo, Inc., the subsidiary guarantors and Computershare Trust Company, National Association, as trustee and notes collateral agent (the Indenture). The Indenture contains covenants that, among other things, restrict Endo, Inc.’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make certain dividend payments, distributions, investments and other restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to the Issuer, create certain liens, merge, consolidate, or sell all or substantially all of Endo, Inc.’s or any restricted subsidiary’s assets, or enter into certain transactions with affiliates. These covenants are subject to a number of important exceptions and qualifications, including the suspension of certain of these covenants upon the New Senior Secured Notes receiving investment grade credit ratings. As of June 30, 2024, we were in compliance with all such covenants.
Maturities
For each of the five fiscal years subsequent to June 30, 2024, the maturities on our Exit Financing Debt are as follows (in thousands):

Maturities (1)
2024	$3,750
2025	$15,000
2026	$15,000
2027	$15,000
2028	$15,000
__________
(1)The amounts in this maturities table do not reflect any potential early repayments or refinancings.
Endo International plc Events of Default and Bankruptcy-Related Matters
Endo International plc and certain of its subsidiaries were party to the Legacy Credit Agreement (as amended from time to time, the Legacy Credit Agreement), including: (i) a $1,000.0 million senior secured revolving credit facility (the Legacy Revolving Credit Facility) and (ii) a $2,000.0 million senior secured term loan facility (the Legacy Term Loan Facility and, together with the Legacy Revolving Credit Facility, the Legacy Credit Facilities).
On the Petition Date, the Debtors filed voluntary petitions for relief under the Bankruptcy Code, which constituted an event of default that accelerated Endo International plc’s obligations under substantially all of its then-outstanding debt instruments. Section 362 of the Bankruptcy Code stayed creditors from taking any action to enforce the related financial obligations and creditors’ rights of enforcement in respect of the debt instruments were subject to the applicable provisions of the Bankruptcy Code until the Effective Date.
As a result of the Chapter 11 Cases, from the Petition Date through the Effective Date, Endo International plc did not make any scheduled principal or interest payments on the Legacy Credit Facilities or its various then-outstanding senior notes and senior secured notes but was required to make certain adequate protection payments as further discussed below.
As a result of uncertainties regarding the ultimate allowance of claims in connection with the Chapter 11 Cases, all secured and unsecured debt instruments were classified as Liabilities subject to compromise in the Predecessor Condensed Consolidated Balance Sheets, and Endo International plc ceased the recognition of interest expense related to these instruments as of the Petition Date through the Effective Date. During the Predecessor period April 1, 2024 through April 23, 2024 and January 1, 2024 through April 23, 2024, Endo International plc did not recognize approximately $43 million and $204 million, respectively, of contractual interest expense that would have been recognized if not for the Chapter 11 Cases. Endo International plc was, among other things, obligated to make certain adequate protection payments during the bankruptcy proceedings on each of certain debt instruments. On a cumulative basis through April 23, 2024, Endo International plc made the following adequate protection payments:
•$54.1 million with respect to the Legacy Revolving Credit Facility;
•$471.2 million with respect to the Legacy Term Loan Facility; and
•$572.0 million with respect to the applicable senior secured notes.
During the period ended January 1, 2024 through April 23, 2024 and the six months ended June 30, 2023, adequate protection payments of $192.3 million and $291.7 million, respectively were recorded as a reduction of the carrying amount of the respective first lien debt instruments. The respective debt instruments were then adjusted to the estimated allowed claim amount resulted in a charge within Reorganization items, net in the Predecessor Condensed Consolidated Statements of Operations.

NOTE 15. COMMITMENTS AND CONTINGENCIES
Manufacturing, Supply and Other Service Agreements
Our subsidiaries contract with various third-party manufacturers, suppliers and service providers to provide raw materials used in our subsidiaries’ products and semi-finished and finished goods, as well as certain packaging, labeling services, customer service support, warehouse and distribution services. If, for any reason, we are unable to obtain sufficient quantities of any of the finished goods or raw materials or components required for our products or services needed to conduct our business, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition to the manufacturing and supply agreements described above, we have agreements with various companies for clinical development and certain other services. Although we have no reason to believe that the parties to these agreements will not meet their obligations, failure by any of these third parties to honor their contractual obligations may have a material adverse effect on our business, financial condition, results of operations and cash flows.
U.S. Government Cooperative Agreement
In November 2021, Endo International plc and/or certain subsidiaries entered into a cooperative agreement with the U.S. Department of Defense (DoD), pursuant to an interagency agreement with the U.S. Department of Health and Human Service (HHS) whereby the DoD provided contracting support to HHS during the COVID-19 pandemic. The cooperative agreement with the DoD concluded in the third quarter of 2023 and a new cooperative agreement with HHS, containing substantially the same terms, was simultaneously executed (the U.S. Government Cooperative Agreement). The U.S. Government Cooperative Agreement and the relationship with HHS is being transitioned to Endo, Inc. and/or certain of its subsidiaries. The purpose of the U.S. Government Cooperative Agreement, is to expand our Sterile Injectables segment’s fill-finish manufacturing production capacity and capabilities at our Rochester, Michigan facility to support the U.S. government’s national defense efforts regarding production of critical medicines advancing pandemic preparation. The U.S. Government Cooperative Agreement is part of the U.S. government’s efforts, authorized under the Defense Production Act, to address potential vulnerabilities in critical product supply chains and strengthen the advancement of domestic manufacturing capabilities critical to the national defense, including essential medicines production.
Under the terms of the U.S. Government Cooperative Agreement, our Rochester facility will establish new sterile fill-finish manufacturing assets capable of processing liquid or lyophilized products requiring Biosafety Level (BSL) 2 containment in order to establish and sustain BSL 2 sterile fill-finish production capacity to create and maintain industrial base capabilities for the national defense. Certain qualifying costs are eligible for reimbursement by the U.S. government under a cost share arrangement, generally within 30 days of us submitting requests for reimbursement. The Company must generally incur the costs before subsequently seeking reimbursement of qualifying costs from the U.S. government. Amounts reimbursed are subject to audit and may be recaptured by the U.S. government in certain circumstances.
Legal Proceedings and Investigations
Endo, Inc. and certain of its subsidiaries as well as Endo International plc and certain of its subsidiaries, including certain Debtors, are involved in various claims, legal proceedings and internal and governmental investigations (collectively, proceedings) arising from time to time, including, among others, those relating to product liability, intellectual property, regulatory compliance, consumer protection, tax and commercial matters. An adverse outcome in certain proceedings described herein could have a material adverse effect on our business, financial condition, results of operations and cash flows. Endo, Inc. and certain of its subsidiaries are also subject to a number of matters that are not being disclosed herein because, in the opinion of our management, these matters are immaterial both individually and in the aggregate with respect to our financial position, results of operations and cash flows.
As further discussed in Note 2. Effectiveness of the Plan of Reorganization, on the Petition Date, certain of the Debtors filed voluntary petitions for relief under the Bankruptcy Code. Certain additional Debtors filed voluntary petitions for relief under the Bankruptcy Code on May 25, 2023 and May 31, 2023. Under the Bankruptcy Code, third-party actions to collect pre-petition indebtedness owed by the Debtors, as well as most litigation pending against the Debtors as of the Petition Date were generally subject to an automatic stay. Such automatic stay remained in place until the Effective Date, at which point claims against the Debtors were discharged and channeled to the applicable trusts in accordance with the Plan.
Endo, Inc. believes that certain settlements and judgments, as well as legal defense costs, relating to certain Debtors’ product liability or other matters are or may be covered in whole or in part under our insurance policies with a number of insurance carriers. In certain circumstances, insurance carriers reserve their rights to contest or deny coverage. Debtors have vigorously contested any disputes with the insurance carriers to enforce their rights under the terms of our insurance policies. Notwithstanding the foregoing, amounts recovered under our insurance policies could be materially less than stated coverage limits and may not be adequate to cover damages, other relief and/or costs relating to claims. In addition, there is no guarantee that insurers will pay claims in the amounts we expect or that coverage will otherwise be available. Even where claims are submitted to insurers for defense and indemnity, there can be no assurance that the claims will be covered by insurance or that the indemnitors or insurers will remain financially viable or will not challenge our right to reimbursement in whole or in part. Accordingly, we will record receivables with respect to amounts due under these policies only when the realization of the potential claim for recovery is considered probable.

We may not have and may be unable to obtain or maintain insurance on acceptable terms or with adequate coverage against potential liabilities or other losses, including costs, judgments, settlements and other liabilities incurred in connection with current or future legal proceedings, regardless of the success or failure of the claim. Additionally, we may be limited by the surviving insurance policies of acquired entities, which may not be adequate to cover potential liabilities or other losses. Even where claims are submitted to insurance carriers for defense and indemnity, there can be no assurance that the claims will be covered by insurance or that the indemnitors or insurers will remain financially viable or will not challenge our right to reimbursement in whole or in part. The failure to generate sufficient cash flow or to obtain other financing could affect our ability to pay amounts due under those liabilities not covered by insurance. Additionally, the nature of our business, the legal proceedings to which we are exposed and any losses we suffer may increase the cost of insurance, which could impact our decisions regarding our insurance programs.
Pursuant to the Plan, on the Effective Date thereof, all persons (subject to limited exceptions) who had or may have had in the future claims based on, arising out of, attributable to or in any way connected with certain specified Debtor insurance policies (Specified Policies), including those that may provide coverage for the claims that were filed against the Debtors, were enjoined from taking any action to collect, recover or receive payment with respect to any such claims. The foregoing injunction does not preclude the General Unsecured Creditors Trust (GUC Trust) from pursuing any claim based on, arising under or attributable to the Specified Policies or any claim that may exist under any Specified Policy against the insurer(s) thereof. Thus, the rights under the Specified Policies were effectively transferred to the GUC Trust.
As of June 30, 2024, our accrual for loss contingencies of approximately $6.9 million represents the unpaid portion of the settlement consideration payable under the Debtor’s settlement with the future claims representative (the FCR), which Endo, Inc. assumed on the Effective Date. As of December 31, 2023, Endo International plc had an accrual for loss contingencies of $2,431.5 million, the most significant components of which relate to: (i) various opioid-related matters as further described herein and (ii) product liability and related matters associated with transvaginal surgical mesh products. Although there is a possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at the time. As of December 31, 2023, Endo International plc’s entire accrual for loss contingencies is classified as Liabilities subject to compromise in the Condensed Consolidated Balance Sheets and recorded at the expected allowed claim amount, even if they were ultimately settled for different amounts. As noted above, pursuant to the Plan, on the Effective Date thereof, all such claims against the Debtors were discharged and channeled to the applicable trusts.
As part of the Chapter 11 Cases, persons and entities believing that they have claims or causes of action against the Debtors, including litigants, were instructed to file proofs of claim evidencing such claims. On April 3, 2023, the Bankruptcy Court entered the Bar Date Order, as subsequently amended on June 23, 2023 and July 14, 2023, setting July 7, 2023 as the general bar date (deadline) for persons and non-governmental entities to file proofs of claim against the Debtors. The Bankruptcy Court also set May 31, 2023 as the bar date for governmental entities to file claims other than certain claims relating to opioids against the Debtors. Certain claims, including most governmental claims relating to opioids, were subject to separate bar date procedures as set forth in more detail in the Bar Date Order.
At the Debtors’ request, the Bankruptcy Court appointed the FCR in the Chapter 11 Cases. As further described in the applicable Bankruptcy Court filings, the FCR represents the rights of individuals who may in the future assert one or more personal injury claims against the Debtors or a successor of the Debtors’ businesses relating to the Debtors’ opioid or transvaginal surgical mesh products, but who could not assert such claims in the Chapter 11 Cases because, among other reasons, such individuals were unaware of the alleged injury, had a latent manifestation of the alleged injury or were otherwise unable to assert or incapable of asserting claims based on the alleged injury. Although the FCR was initially appointed to represent the rights of individuals who may in the future assert one or more personal injury claims against the Debtors or a successor of the Debtors’ businesses relating to the Debtors’ ranitidine products, in August 2023 the Bankruptcy Court entered an order terminating the FCR’s appointment with respect to claims relating to the Debtors’ ranitidine products.
Vaginal Mesh Matters
Since 2008, certain Debtors, including American Medical Systems Holdings, Inc. (AMS) (which subsequently converted to Astora Women’s Health Holdings, LLC and merged into Astora Women’s Health LLC (Astora)), have been named as defendants in multiple lawsuits in various state and federal courts in the U.S., and in the United Kingdom, Australia and other countries, alleging personal injury resulting from the use of transvaginal surgical mesh products designed to treat pelvic organ prolapse (POP) and stress urinary incontinence (SUI). Endo International plc and its subsidiaries have not sold such products since March 2016. Plaintiffs claim a variety of personal injuries, including chronic pain, incontinence, inability to control bowel function and permanent deformities, and seek compensatory and punitive damages, where available.

At various times from June 2013 through the Petition Date, Endo International plc and/or certain of its subsidiaries entered into various Master Settlement Agreements (MSAs) and other agreements intended to resolve approximately 71,000 filed and unfiled U.S. mesh claims. These MSAs and other agreements were solely by way of compromise and settlement and were not an admission of liability or fault by Endo International plc or any of its subsidiaries. All MSAs were subject to a process that included guidelines and procedures for administering the settlements and the release of funds. In certain cases, the MSAs provided for the creation of QSFs into which settlement funds were deposited, established participation requirements and allowed for a reduction of the total settlement payment in the event participation thresholds were not met. In certain circumstances, participation requirements or other conditions for payment were not satisfied prior to the Petition Date. Prior to the Effective Date, funds deposited in QSFs were considered restricted cash and/or restricted cash equivalents. Distribution of funds to any individual claimant was conditioned upon the receipt of documentation substantiating product use, the dismissal of any lawsuit and the release of the claim as to us and all affiliates. Prior to receiving funds, an individual claimant was required to represent and warrant that liens, assignment rights or other claims identified in the claims administration process have been or will be satisfied by the individual claimant. Confidentiality provisions applied to the settlement funds, amounts allocated to individual claimants and other terms of the agreements.
The following table presents the changes in the mesh-related QSFs and liability accrual balances during the period from December 31, 2023 through the Effective Date (in thousands):

	Predecessor
	Mesh Qualified Settlement Funds	Mesh Liability Accrual (1)
Balance as of December 31, 2023	$49,464	$222,592
Cash received for reversionary interests	(11,048)	—
Cash distributions to settle disputes from Qualified Settlement Funds	(1,523)	(1,523)
Other	199	199
Impacts of the Plan (2)	(37,092)	(221,268)
Balance as of April 23, 2024	$—	$—
__________
(1)As of December 31, 2023, the entire accrual is classified as Liabilities subject to compromise in the Condensed Consolidated Balance Sheets.
(2)Pursuant to the Plan, on the Effective Date thereof, all mesh claims against the Debtors were discharged and channeled to the applicable trusts. Additionally, the QSFs were not transferred to Endo, Inc. Refer to Note 3. Fresh Start Accounting for additional information about the impacts of the Plan.
Charges related to vaginal mesh associated legal fees and other expenses for all predecessor periods presented are reported in Discontinued operations, net of tax in our Condensed Consolidated Statements of Operations.
As of the Effective Date, Endo International and/or its subsidiaries made total cumulative mesh liability payments of approximately $3.6 billion. Pursuant to the Plan, on the Effective Date thereof, all mesh claims against the Debtors were discharged and channeled to the applicable trusts, and as such, we do not expect to make new payments under previously executed MSAs.
In June 2023, the Debtors filed a motion in the Bankruptcy Court seeking: (i) confirmation that the automatic stay does not apply to certain distributions to mesh claimants under the QSFs and (ii) authorization to request the return of the QSF funds to relevant parties (the QSF Motion). In July 2023, the Bankruptcy Court entered an order confirming that the automatic stay does not apply to certain distributions from QSFs for mesh claimants for whom the Debtors do not have a reversionary interest, as scheduled in the QSF Motion, and authorizing the Debtors to request the return of the QSF funds for the mesh claimants who did not object to the QSF Motion (the QSF Order). Objecting mesh claimants had until April 11, 2024 to file a formal objection to the QSF Motion, unless otherwise agreed by the Debtors and such claimants. No such objections were filed, and in April 2024, the Debtors filed amended schedules to the QSF Order, which became immediately subject to terms of the QSF Order upon filing. The amended schedules to the QSF Order fully resolved each mesh claim subject to the QSF Motion. During the period December 31, 2023 through the Effective Date, approximately $11.0 million of the undisputed reversionary QSF funds were returned to the Debtors.
As of the Petition Date, mesh personal injury claims against AMS and Astora, in the U.S., became subject to the automatic stay applicable under the Bankruptcy Code, and stays of mesh litigation have been obtained in the United Kingdom and Australia, and recognized as to claims in other jurisdictions as well. Pursuant to the Plan, on the Effective Date thereof, all mesh claims against the Debtors were discharged and channeled to the applicable trusts.
Certain of Endo International plc’s subsidiaries were contacted in October 2012 regarding a civil investigation initiated by various U.S. state attorneys general into mesh products, including transvaginal surgical mesh products designed to treat POP and SUI. In November 2013, certain of Endo International plc’s subsidiaries received a subpoena relating to this investigation from the state of California, and subsequently received additional subpoenas from California and other states. Following the occurrence of the Effective Date, any potential claims relating to the prepetition conduct at issue in this investigation were discharged.

The resolution reached with the UCC, as embodied in the Plan, contemplated the creation and funding of a trust for the benefit of certain unsecured creditors and sub-trusts established thereunder, one of which was established for the benefit of certain mesh claimants following the period covered by these Quarterly Financial Statements. Additionally, on April 13, 2023, an ad hoc group (the Ad Hoc First Lien Group) of certain creditors and the FCR filed a resolution with the Bankruptcy Court, which is also embodied in the Plan, that contemplated that the Future PI Trust allocate an aggregate amount of approximately $0.5 million to eligible future mesh claimants in exchange for certain releases provided to (among others) the Ad Hoc First Lien Group (Purchaser) and Endo International plc, its subsidiaries and affiliated entities and persons. As previously noted, prior to or on the Effective Date of the Plan, the establishment and funding of the GUC Trust (and the sub-trusts thereunder) contemplated under the Plan occurred. In connection therewith, all mesh claims against the Debtors were discharged and channeled to such trusts.
Opioid-Related Matters
Since 2014, multiple U.S. states as well as other governmental persons or entities and private plaintiffs in the U.S. and Canada have filed suit against Endo International plc and/or certain of its subsidiaries, including Endo Health Solutions Inc. (EHSI), Endo Pharmaceuticals Inc. (EPI), Par Pharmaceutical, Inc. (PPI), Par Pharmaceutical Companies, Inc. (PPCI), Endo Generics Holdings, Inc. (EGHI), Vintage Pharmaceuticals, LLC, Generics Bidco I, LLC, DAVA Pharmaceuticals, LLC, Par Sterile Products, LLC (PSP LLC) and in Canada, Paladin Labs Inc. (PLI) and Endo Ventures Unlimited (EVU), as well as various other manufacturers, distributors, pharmacies and/or others, asserting claims relating to the defendants’ alleged sales, marketing and/or distribution practices with respect to prescription opioid medications, including certain of Endo International plc’s subsidiaries products. Prior to the Effective Date of the Plan, pending cases against the Debtors in the U.S. of which the Debtors were aware included, but are not limited to, approximately 15 cases filed by or on behalf of states; approximately 2,570 cases filed by counties, cities, Native American tribes and/or other government-related persons or entities; approximately 310 cases filed by hospitals, health systems, unions, health and welfare funds or other third-party payers and approximately 220 cases filed by individuals, including but not limited to legal guardians of children born with neonatal abstinence syndrome. Certain of the U.S. cases are putative class actions. The Canadian cases include an action filed by British Columbia on behalf of a proposed class of all federal, provincial and territorial governments and agencies in Canada that paid healthcare, pharmaceutical and treatment costs related to opioids; an action filed in Alberta on behalf of a proposed class of all local or municipal governments in Canada; an action filed in Saskatchewan on behalf of a proposed class of all First Nations communities and local or municipal governments in Canada; and three additional putative class actions, filed in British Columbia, Ontario and Quebec, seeking relief on behalf of Canadian residents who were prescribed and/or consumed opioid medications. Pursuant to the Plan, on the Effective Date thereof, all such cases against the Debtors were discharged and channeled to the applicable trusts.
The complaints in the cases that were pending as against the Debtors prior to the Effective Date of the Plan asserted a variety of claims, including but not limited to statutory claims asserting violations of public nuisance, consumer protection, unfair trade practices, racketeering, Medicaid fraud and/or drug dealer liability laws and/or common law claims for public nuisance, fraud/misrepresentation, strict liability, negligence and/or unjust enrichment. The claims were generally based on alleged misrepresentations and/or omissions in connection with the sale and marketing of prescription opioid medications and/or alleged failures to take adequate steps to identify and report suspicious orders and to prevent abuse and diversion. Plaintiffs sought various remedies including, without limitation, declaratory and/or injunctive relief; compensatory, punitive and/or treble damages; restitution, disgorgement, civil penalties, abatement, attorneys’ fees, costs and/or other relief. The damages sought exceeded Endo International plc’s applicable insurance.
Many of the U.S. cases were coordinated in a federal multidistrict litigation (MDL) pending in the U.S. District Court for the Northern District of Ohio; however, in April 2022, the Judicial Panel on Multidistrict Litigation issued an order suggesting that, based on the progress of the MDL, it would no longer transfer new cases filed in or removed to federal court to the MDL. Other cases were pending in various federal or state courts. Following the Petition Date, litigation activity against Endo International plc and its subsidiaries ceased in nearly all pending cases as a result of the automatic stay and a November 2022 preliminary injunction order issued by the Bankruptcy Court. In February 2024, the Bankruptcy Court extended the preliminary injunction through and including June 30, 2024. A similar cessation of litigation activity was in place in Canada. Pursuant to the Plan, on the Effective Date thereof, such litigation activity as against the Debtors was discharged and channeled to the applicable trusts.
In June 2020, the New York State Department of Financial Services (DFS) commenced an administrative action against Endo International plc, EPI, EHSI, PPI and PPCI alleging violations of the New York Insurance Law and New York Financial Services Law. In July 2021, DFS filed an amended statement of charges. The amended statement of charges alleged that fraudulent or otherwise wrongful conduct in the marketing, sale and/or distribution of opioid medications caused false claims to be submitted to insurers. DFS sought civil penalties for each allegedly fraudulent prescription as well as injunctive relief. In July 2021, EPI, EHSI, PPI and PPCI, among others, filed a petition in New York state court seeking to prohibit DFS from proceeding with its administrative enforcement action. In December 2021, DFS filed a motion to dismiss that petition, which the court granted in June 2022. Endo International’s subsidiaries, among others, appealed that ruling in July 2022. Both the appeal and the DFS administrative matter were stayed following commencement of the Chapter 11 Cases and have since been discharged and channeled following the Effective Date of the Plan.

Between 2019 and the Petition Date, Endo International plc and/or certain of its subsidiaries executed a number of settlement agreements to resolve governmental opioid claims brought by certain states, counties, cities and/or other governmental entities. Certain related developments include but are not limited to the following:
•In September 2019, EPI, EHSI, PPI and PPCI executed a settlement agreement with two Ohio counties providing for payments totaling $10 million and up to $1 million of VASOSTRICT® and/or ADRENALIN®. The settlement amount was paid during the third quarter of 2019.
•In January 2020, EPI and PPI executed a settlement agreement with the state of Oklahoma providing for a payment of $8.75 million. The settlement amount was paid during the first quarter of 2020.
•In August 2021, EPI, EHSI, nine counties in eastern Tennessee, eighteen municipalities within those counties and a minor individual executed a settlement agreement providing for a payment of $35 million. The settlement amount was paid during the third quarter of 2021.
•In September 2021, Endo International plc, EPI, EHSI, PPI and PPCI executed a settlement agreement with the state of New York and two of its counties providing for a payment of $50 million. The settlement amount was paid during the third quarter of 2021.
•In October 2021, EPI and EHSI executed a settlement agreement with the Alabama Attorney General’s office intended to resolve opioid-related cases and claims of the state and other Alabama governmental persons and entities in exchange for a total payment of $25 million, subject to certain participation thresholds. The settlement amount was not paid as of the Petition Date and such claims were resolved pursuant to the Plan.
•In December 2021, Endo International plc, EPI, EHSI, PPI and PPCI executed a settlement agreement with the Texas Attorney General’s office and four Texas counties intended to resolve opioid-related cases and claims of the state and other Texas governmental persons and entities in exchange for a total payment of $63 million, subject to certain participation thresholds. The settlement amount was deposited into a QSF during the first quarter of 2022.
•In January 2022, EPI and EHSI executed a settlement agreement with the Florida Attorney General’s office intended to resolve opioid-related cases and claims of the state and other Florida governmental persons and entities in exchange for a total payment of up to $65 million, subject to certain participation thresholds. The settlement amount was deposited into a QSF during the second quarter of 2022. The State of Florida elected to return a portion of the settlement amount in accordance with the Plan and in resolution of any claims the Company or the Debtors may have for the return of the settlement amount pursuant to the Bankruptcy Code. The resolution was approved by the Bankruptcy Court in August 2024.
•In February 2022, EPI and EHSI executed a settlement agreement with the Louisiana Attorney General’s office intended to resolve opioid-related cases and claims of the state and other Louisiana governmental persons and entities in exchange for a total payment of $7.5 million, subject to certain participation thresholds. The settlement amount was not paid as of the Petition Date and such claims were resolved pursuant to the Plan.
•In March 2022, EPI, EHSI and PPI executed a settlement agreement with the West Virginia Attorney General’s office intended to resolve opioid-related cases and claims of the state and other West Virginia governmental persons and entities in exchange for a total payment of $26 million, subject to certain participation thresholds. The settlement amount was not paid as of the Petition Date and such claims were resolved pursuant to the Plan.
•In June 2022, EPI and EHSI executed a settlement agreement with the Arkansas Attorney General’s office and certain Arkansas local governments intended to resolve opioid-related cases and claims of the state and other Arkansas governmental persons and entities in exchange for a total payment of $9.75 million, subject to certain participation thresholds. With the exception of certain amounts held back pursuant to an MDL common benefit fund order, the settlement amount was paid during the third quarter of 2022. The State of Arkansas elected to return a portion of the settlement amount in accordance with the Plan and in resolution of any claims the Company or the Debtors may have for the return of the settlement amount pursuant to the Bankruptcy Code. The resolution was approved by the Bankruptcy Court in May 2024.
•In July 2022, EPI and EHSI executed a settlement agreement with the Mississippi Attorney General’s office intended to resolve opioid-related cases and claims of the state and other Mississippi governmental persons and entities in exchange for a total payment of $9 million, subject to certain participation thresholds. The settlement amount was not paid as of the Petition Date and such claims were resolved pursuant to the Plan.
•In July 2022, EPI, EHSI, PPI and PPCI executed a settlement agreement with the City and County of San Francisco providing for an initial payment of $5 million and subsequent payments of $500,000 a year over ten years. The settlement amount was not paid as of the Petition Date and such claims were resolved pursuant to the Plan.
While the specific terms of the agreements vary, each agreement was solely by way of compromise and settlement and was not in any way an admission of wrongdoing, fault or liability of any kind by Endo International or any of its subsidiaries. Certain settlement agreements provided for the creation of QSFs, the repayment of some or all of the settlement amount under certain conditions and/or additional payments in the event certain conditions were met. Depending on the terms of the respective agreements, funds deposited in QSFs may have been considered restricted cash and/or restricted cash equivalents for a period of time subsequent to the initial funding. Distribution of funds from the QSFs was conditioned upon certain criteria that vary by agreement.

Certain of the settlement agreements described above provided for injunctive relief. The RSA also provided for certain voluntary injunctive terms that bound the Debtors during the course of the bankruptcy proceedings and were intended to apply to any purchaser of our opioid business in conjunction with the bankruptcy proceedings. The Bankruptcy Court also approved certain injunctive terms in connection with its November 2022 preliminary injunction against the continued litigation of opioid actions brought by public plaintiffs. These voluntary injunctive terms were updated and amended in the Plan and binds Endo, Inc. and certain of its subsidiaries’ business following the Effective Date.
The Plan provided for the establishment by the Debtors of opioid trusts, and other forms of funding, for the benefit of certain public, tribal and private present and future opioid claimants in exchange for certain releases to be provided to (among others) the Purchaser and Endo International plc, its subsidiaries and affiliated entities and persons. In particular, under the Plan, the opioid trusts would be funded over a period of ten years (subject to prepayment mechanics), with up to a total of approximately $613 million to be distributed to eligible claimants, and the opioid school district recovery trust would be funded, over a period of two years, with up to $3 million to be distributed to public school districts that elect to participate in such initiative. As previously noted, on the Effective Date, where a prepayment option was available, the various opioid trusts were funded in an aggregate amount equal to approximately $446 million. Under the public claimant opioid trust, states which previously entered into settlement agreements and received payments from us may elect to participate in the trust. In doing so, those states would agree to return the amounts previously received under the prior settlement agreement(s), net of the amounts allocated to them by the trust, and would receive in return a release from any claim for the return of settlement funds under the applicable section of the Bankruptcy Code. As previously noted, prior to or on the Effective Date of the Plan, the establishment and funding of the opioid trusts and the opioid school district recovery trust (including the trusts for certain future opioid claimants) contemplated under the Plan occurred. In connection therewith, the applicable opioid claims against the Debtors were discharged and channeled to such trusts and/or otherwise administered in accordance with the Plan.
Although the opioid trusts and opioid school district recovery trust were initially contemplated to be funded by the Purchaser in connection with the standalone Sale, and not by the Company or any of its subsidiaries, we previously concluded that these funding amounts, which are now reflected in the Plan, represent Endo International plc’s best estimate of the allowed claims related to the contingencies associated with various opioid claims against Endo International plc and its subsidiaries. As such, during the third quarter of 2022, certain subsidiaries of Endo International plc recorded charges of approximately $419 million to adjust the aggregate opioid liability accrual to approximately $550 million based on the terms set forth in the public opioid trust term sheet attached to the original RSA. In March 2023, the Ad Hoc First Lien Group (and Purchaser) reached certain resolutions in principle with both the UCC and OCC appointed in the Chapter 11 Cases and certain ad hoc groups of debtholders. These resolutions, documented in the stipulation filed with the Bankruptcy Court on March 24, 2023, were supported by the Debtors. The resolutions include, among other things, a $34 million increase to the funding amount for the voluntary private opioid trust. In addition, the Ad Hoc First Lien Group agreed to a $15 million increase to the funding amount for the voluntary public opioid trust. As a result of the agreement to increase the funding amount for the voluntary private opioid trust certain subsidiaries of Endo International plc recorded an additional charge of $34 million in the fourth quarter of 2022 to increase its aggregate opioid liability accrual to approximately $584 million. In the first quarter of 2023, certain subsidiaries of Endo International plc recorded an additional charge of $15 million to increase its aggregate opioid liability accrual to approximately $599 million. On July 13, 2023, the Purchaser and the FCR filed with the Bankruptcy Court both a term sheet for a resolution among such parties (the FCR Term Sheet) and an amended term sheet for the voluntary private opioid trust. The resolution with the FCR provides that, in exchange for certain releases to be provided to (among others) the Purchaser and Endo International plc and its affiliates, the Purchaser will agree to fund a trust of $11.5 million to be established for the benefit of certain future opioid claimants. The amended term sheet for the voluntary private opioid trust provides for a $0.5 million increase to the funding amount for the voluntary private opioid trust. Accordingly, certain subsidiaries of Endo International plc recorded an additional charge of $12 million in the second quarter of 2023 to increase its aggregate opioid liability to approximately $611 million. In August 2023, the Purchaser and the Public School District Creditors filed with the Bankruptcy Court a term sheet for a resolution among such parties. In exchange for certain releases to be provided to (among others) the Purchaser and Endo International plc and its affiliates, the Purchaser will agree to fund an opioid school district recovery trust up to $3 million for the purpose of funding opioid abuse/misuse abatement or remediation programs to be implemented by the Public School District Creditors. In September 2023, the Purchaser and the Canadian Provinces filed with the Bankruptcy Court a term sheet for a resolution among such parties. In exchange for certain releases to be provided to (among others) the Purchaser and Endo International plc and its affiliates, the Purchaser will agree to fund a voluntary trust of approximately $7 million to be established for the benefit of the Canadian Provinces. Accordingly, we recorded an additional charge of approximately $10 million in the third quarter of 2023 to increase our aggregate opioid liability to approximately $621 million. In December 2023, in connection with the Plan, state opioid claimants agreed to decrease the gross amount of the initial public opioid trust settlement by approximately $5 million in exchange for certain prepayment rights. In February 2024, the resolutions reached with the DOJ with respect to claims filed in the Chapter 11 Cases by the U.S. Government provides that the U.S. Government will have in connection with its opioid-related criminal and civil investigations of certain of the Debtors: (i) an allowed, general unsecured claim in the amount of $1,086 million in connection with a criminal fine arising from a plea agreement entered into by EHSI and; (ii) an allowed, general unsecured claim in the amount of approximately $476 million in connection with a civil settlement agreement entered into by EHSI. Accordingly, certain subsidiaries of Endo International plc recorded an additional charge of approximately $1,557 million in the fourth quarter of 2023 to increase aggregate opioid liability to approximately $2,178 million. These liabilities represent Endo International plc’s best estimate of the allowed claims related to the contingencies associated with various opioid claims against Endo International plc and its subsidiaries for the applicable periods covered by this Quarterly Report. Pursuant to the Plan, on the Effective Date thereof, all opioid claims against the Debtors were discharged and channeled to the applicable trusts or otherwise administered in accordance with the Plan.
In addition to the lawsuits and administrative matters described above, Endo International plc and/or its subsidiaries have received certain subpoenas, civil investigative demands (CIDs) and informal requests for information concerning the sale, marketing and/or distribution of prescription opioid medications, including but not limited to the following:
•Various state attorneys general have served subpoenas and/or CIDs on EHSI and/or EPI. Some of these state attorneys general subsequently filed lawsuits against Endo International plc and/or its subsidiaries and/or have indicated their support for the opioid trusts described above. Prior to the Effective Date of the Plan, Endo International plc cooperated with any ongoing state attorney general investigations.
•In January 2018, EPI received a federal grand jury subpoena from the U.S. District Court for the Southern District of Florida (S.D. Florida) seeking documents and information related to OPANA® ER, other oxymorphone products and marketing of opioid medications. S.D. Florida’s investigation was resolved in accordance with Endo International plc’s resolution with the DOJ as embodied in the Plan, including that in April 2024, EHSI entered a guilty plea to a single count of misdemeanor misbranding pursuant to the terms of the resolutions with the U.S. Government. The judgment and conviction were entered in May 2024 against EHSI. Given the payments on the Effective Date, EHSI has satisfied the criminal fine, forfeiture judgment and civil settlement amount.
•In December 2020, Endo International plc received a subpoena issued by the U.S. Attorney’s Office for the Western District of Virginia seeking documents related to McKinsey & Company. Endo International plc received a related subpoena in May 2021, also issued by the U.S. Attorney’s Office for the Western District of Virginia. Prior to the Effective Date of the Plan, Endo International plc cooperated with the investigation, and following the occurrence of the Effective Date, any potential claims relating to the prepetition conduct at issue in this investigation were discharged.
Ranitidine Matters
In June 2020, an MDL pending in the U.S. District Court for the Southern District of Florida, In re Zantac (Ranitidine) Products Liability Litigation, was expanded to add PPI and numerous other manufacturers and distributors of generic ranitidine as defendants. The claims are generally based on allegations that under certain conditions the active ingredient in ranitidine medications can break down to form an alleged carcinogen known as N-Nitrosodimethylamine (NDMA). The complaints assert a variety of claims, including but not limited to various product liability, breach of warranty, fraud, negligence, statutory and unjust enrichment claims. Plaintiffs generally seek various remedies including, without limitation, compensatory, punitive and/or treble damages; restitution, disgorgement, civil penalties, abatement, attorneys’ fees and costs as well as injunctive and/or other relief. Similar complaints against various defendants, in some instances including PPI, have also been filed in certain state courts, including but not limited to California, Illinois and Pennsylvania. Neither PPI nor its subsidiaries have manufactured or sold ranitidine since 2016.
The MDL court has issued various case management orders, including orders directing the filing of “master” and short-form complaints, establishing a census registry process for potential claimants and addressing various discovery issues. In December 2020, the court dismissed the master complaints as to PPI and other defendants with leave to amend certain claims. Certain plaintiffs, including a third-party payer pursuing class action claims, appealed the dismissal orders. PPI was dismissed from the third-party payer appeal in September 2022. In November 2022, the U.S. Court of Appeals for the Eleventh Circuit (Eleventh Circuit) affirmed the dismissal of the third-party payer complaint and dismissed the other appeals on procedural grounds.
In February 2021, various other plaintiffs filed an amended master personal injury complaint, a consolidated amended consumer economic loss class action complaint and a consolidated medical monitoring class action complaint. PPI was not named as a defendant in the consumer economic loss complaint or the medical monitoring complaint. In July 2021, the MDL court dismissed all claims in the master complaints as to PPI and other generic defendants with prejudice on federal preemption grounds. In November 2021, the MDL court issued a final judgment as to PPI and other generic defendants.
In December 2022, the MDL court granted summary judgment in favor of certain remaining defendants with respect to five “designated cancers” (bladder, esophageal, gastric, liver and pancreatic), holding that plaintiffs had failed to provide sufficient evidence of causation.
In May 2023, the MDL court issued orders extending its December 2022 summary judgment ruling to all MDL defendants. In July 2023, the MDL court entered an order dismissing plaintiffs’ non-designated cancer claims for failure to produce expert reports. To facilitate entry of these final judgments notwithstanding the automatic stay applicable to PPI, the MDL court entered orders severing PPI in thousands of pending cases on September 26, 2023.
At various times, certain MDL plaintiffs appealed the MDL court’s various orders and judgments, with PPI dismissed from certain of them, and the appeals stayed as to PPI due to the PPI bankruptcy in the remainder. Pursuant to the Plan, on the Effective Date thereof, all ranitidine claims against PPI were discharged and channeled to the applicable trusts. In connection therewith, any potential claims against PPI relating to the prepetition conduct at issue in these remaining appeals were also discharged.

In July 2022, claimants alleging non-designated cancer claims were “exited” from the MDL census registry. Some of these claimants subsequently filed lawsuits in various courts. Following the MDL court’s December 2022 summary judgment order, the MDL court closed the census registry, and the registry-related tolling of the statute of limitations for registry participants remaining in the census registry at the time of its closure expired in April 2023.
As of the Petition Date, the claims against PPI (including new complaints and related appeals) became subject to the automatic stay; PPI was subsequently voluntarily dismissed from several pending matters, including the appeal from the MDL court’s dismissal of the third-party payer class action complaint.
The resolution reached with the UCC, as embodied in the Plan, contemplated the creation and funding of a trust for the benefit of certain unsecured creditors and sub-trusts established thereunder, one of which was established for the benefit of certain ranitidine claimants. As previously noted, prior to or on the Effective Date of the Plan, the establishment and funding of the ranitidine claims-related sub-trust contemplated under the Plan occurred. In connection therewith, all ranitidine claims against PPI were discharged and channeled to such trust.
Generic Drug Pricing Matters
Since March 2016, various private plaintiffs, state attorneys general and other governmental entities have filed cases against Endo International plc’s subsidiary PPI and/or, in some instances, Endo International plc, Generics Bidco I, LLC, DAVA Pharmaceuticals, LLC, DAVA International, LLC, EPI, EHSI and/or PPCI, as well as other pharmaceutical manufacturers and, in some instances, other corporate and/or individual defendants, alleging price-fixing and other anticompetitive conduct with respect to generic pharmaceutical products. These cases, which include proposed class actions filed on behalf of direct purchasers, end-payers and indirect purchaser resellers, as well as non-class action suits, have generally been consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Eastern District of Pennsylvania; three cases commenced by writ of summons in Pennsylvania state court are in deferred status. There is also a proposed class action filed in the Federal Court of Canada on behalf of a proposed class of Canadian purchasers.
The various complaints and amended complaints generally assert claims under federal and/or state antitrust law, state consumer protection statutes and/or state common law, and generally seek damages, treble damages, civil penalties, disgorgement, declaratory and injunctive relief, costs and attorneys’ fees. Some claims are based on alleged product-specific conspiracies; other claims allege broader, multiple-product conspiracies. Under their overarching conspiracy theories, plaintiffs generally seek to hold all alleged participants in a particular conspiracy jointly and severally liable for all harms caused by the alleged conspiracy, not just harms related to the products manufactured and/or sold by a particular defendant.
The MDL court has issued various case management and substantive orders, including orders denying certain motions to dismiss in whole or in part, and discovery is ongoing.
As of the Petition Date, the claims against Endo International plc and its subsidiaries in the U.S. became subject to the automatic stay. A similar cessation of litigation activity is in place in Canada. Pursuant to the Plan, on the Effective Date thereof, all such claims against the Debtors were discharged and channeled to the applicable trusts.
In December 2014, Endo International plc’s subsidiary PPI received from the Antitrust Division of the DOJ a federal grand jury subpoena issued by the U.S. District Court for the Eastern District of Pennsylvania addressed to “Par Pharmaceuticals.” The subpoena requested documents and information focused primarily on product and pricing information relating to the authorized generic version of Lanoxin® (digoxin) oral tablets and generic doxycycline products, and on communications with competitors and others regarding those products. Following the occurrence of the Effective Date, any potential claims relating to the prepetition conduct at issue in this investigation were discharged.
In May 2018, Endo International plc and its subsidiary PPCI each received a CID from the DOJ in relation to a U.S. False Claims Act (FCA) investigation concerning whether generic pharmaceutical manufacturers engaged in price-fixing and market allocation agreements, paid illegal remuneration and caused the submission of false claims. Following the occurrence of the Effective Date, any potential claims relating to the prepetition conduct at issue in this investigation were discharged.
The resolution reached with the UCC, as embodied in the Plan, contemplated the creation and funding of a trust for the benefit of certain unsecured creditors and sub-trusts established thereunder, one of which was established for the benefit of certain holders of generic drug pricing claims. As previously noted, prior to or on the Effective Date of the Plan, the establishment and funding of the generic drug pricing claims-related sub-trust contemplated under the Plan occurred. In connection therewith, all such claims against the Debtors were discharged and channeled to such trust.

Other Antitrust Matters
Beginning in June 2014, multiple alleged purchasers of OPANA® ER sued Endo International plc’s subsidiaries EHSI and EPI; Penwest Pharmaceuticals Co. (Penwest), which Endo International plc’s subsidiary EPI had acquired; and Impax Laboratories, LLC (formerly Impax Laboratories, Inc. and referred to herein as Impax), alleging among other things violations of antitrust law arising out of an agreement between EPI and Impax to settle certain patent infringement litigation. Some cases were filed on behalf of putative classes of direct and indirect purchasers; others were non-class action suits. The cases were consolidated and/or coordinated in a federal MDL pending in the U.S. District Court for the Northern District of Illinois. The various complaints asserted claims under Sections 1 and 2 of the Sherman Act, state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally sought damages, treble damages, disgorgement of profits, restitution, injunctive relief and attorneys’ fees. In June 2021, the court certified a direct purchaser class and an end-payer class; in August 2021, following an appeal, the district court amended its class certification order to certify a narrower end-payer class. Trial on all plaintiffs’ claims began in June 2022. In July 2022, the jury returned a verdict in favor of EHSI, EPI and Penwest (Impax settled during trial). Later that month, plaintiffs filed a motion for judgment as a matter of law or in the alternative for a new trial. As of the Petition Date, the matter became subject to the automatic stay.
Beginning in February 2009, the U.S. Federal Trade Commission (FTC) and certain private plaintiffs sued Endo International plc’s subsidiaries PPCI (since June 2016, Endo Generics Holdings, Inc. (EGHI)) and/or PPI as well as other pharmaceutical companies alleging violations of antitrust law arising out of the settlement of certain patent litigation concerning the generic version of AndroGel® and seeking damages, treble damages, equitable relief and attorneys’ fees and costs. The cases were consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Northern District of Georgia. In May 2016, plaintiffs representing a putative class of indirect purchasers voluntarily dismissed their claims with prejudice. In February 2017, the FTC voluntarily dismissed its claims against EGHI with prejudice. In June 2018, the MDL court granted in part and denied in part various summary judgment and evidentiary motions filed by defendants. In particular, among other things, the court rejected two of the remaining plaintiffs’ causation theories and rejected damages claims related to AndroGel® 1.62%. In July 2018, the court denied certain plaintiffs’ motion for certification of a direct purchaser class. Between November 2019 and April 2021, PPI and PPCI entered into settlement agreements with all of the plaintiffs remaining in the MDL. The settlement agreements were solely by way of compromise and settlement and were not in any way an admission of wrongdoing, fault or liability of any kind. Separately, in August 2019, several alleged direct purchasers filed suit against PPI and other pharmaceutical companies in the U.S. District Court for the Eastern District of Pennsylvania asserting claims substantially similar to those asserted in the MDL, as well as additional claims against other defendants relating to other alleged conduct. As of the Petition Date, the claims against PPI became subject to the automatic stay.
Beginning in May 2018, multiple complaints were filed in the U.S. District Court for the Southern District of New York against PPI, EPI and/or Endo International plc, as well as other pharmaceutical companies, alleging violations of antitrust law arising out of the settlement of certain patent litigation concerning the generic version of Exforge® (amlodipine/valsartan). Some cases were filed on behalf of putative classes of direct and indirect purchasers; others are non-class action suits. The various complaints assert claims under Sections 1 and 2 of the Sherman Act, state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally seek damages, treble damages, equitable relief and attorneys’ fees and costs. In September 2018, the putative class plaintiffs stipulated to the dismissal without prejudice of their claims against EPI and Endo International plc; the retailer plaintiffs later did the same. PPI filed a partial motion to dismiss certain claims in September 2018; the court granted the motion in August 2019. In March 2022, the putative class plaintiffs filed motions for class certification. In May 2022, defendants filed motions for summary judgment. As of the Petition Date, the claims against PPI became subject to the automatic stay. In January 2023, certain direct purchaser plaintiffs dismissed their claims against PPI, EPI and Endo International plc with prejudice and, in February 2023, certain indirect purchaser plaintiffs agreed to do the same. In July 2023, the court dismissed the remaining claims filed against PPI, EPI and Endo International plc.
Beginning in August 2019, multiple complaints were filed in the U.S. District Court for the Southern District of New York against PPI and other pharmaceutical companies alleging violations of antitrust law arising out the settlement of certain patent litigation concerning generic versions of Seroquel XR® (extended-release quetiapine fumarate). The claims against PPI are based on allegations that PPI entered into an exclusive acquisition and license agreement with Handa Pharmaceuticals, LLC (Handa) in 2012 pursuant to which Handa assigned to PPI certain rights under a prior settlement agreement between Handa and AstraZeneca resolving certain patent litigation. Some cases were filed on behalf of putative classes of direct and indirect purchasers; others are non-class action suits. The various complaints assert claims under Sections 1 and 2 of the Sherman Act, state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally seek damages, treble damages, equitable relief and attorneys’ fees and costs. In August 2020, the litigation was transferred to the U.S. District Court for the District of Delaware. In July 2022, the court dismissed certain claims asserted under state law but otherwise denied defendants’ motions to dismiss. As of the Petition Date, the claims against PPI became subject to the automatic stay.

Beginning in June 2020, multiple complaints were filed against Jazz Pharmaceuticals plc (Jazz) and other pharmaceutical companies, including PPI, alleging violations of state and/or federal antitrust laws in connection with the settlement of certain patent litigation concerning generic versions of Xyrem® (sodium oxybate). Some cases were filed on behalf of putative classes of indirect purchasers; others are non-class action suits. The cases have generally been consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Northern District of California; Aetna Inc. (Aetna) filed a similar case in May 2022 in California state court. The various complaints allege that Jazz entered into a series of “reverse-payment” settlements, including with PPI, to delay generic competition for Xyrem® and assert claims under Sections 1 and 2 of the Sherman Act, Section 16 of the Clayton Act, state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally seek damages, treble damages, equitable relief and attorneys’ fees and costs. In April 2021, the defendants moved to dismiss the MDL complaints that had been filed as of that time. In August 2021, the MDL court issued an order dismissing certain aspects of the plaintiffs’ claims but otherwise denying the motions to dismiss. In July 2022, PPI, among others, filed a motion to quash the Aetna action for lack of personal jurisdiction; the defendants also filed a demurrer, motion to strike and motion to stay Aetna’s action. As of the Petition Date, the claims against PPI became subject to the automatic stay. In December 2022, the California state court overseeing the Aetna action granted the motion to quash for lack of personal jurisdiction and, in January 2023, Aetna filed an amended complaint that did not name PPI as a defendant.
In August 2021, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Pennsylvania against Takeda Pharmaceuticals USA Inc., EPI, PPI and others, alleging violations of federal antitrust law in connection with the settlement of certain patent litigation related to generic versions of Colcrys® (colchicine). In particular, the complaint alleged, among other things, that a distribution agreement between Takeda Pharmaceuticals USA Inc. and PPI, with respect to an authorized generic, was in effect an output restriction conspiracy; the plaintiffs asserted claims under Section 1 and Section 2 of the Sherman Act and sought damages, treble damages and attorneys’ fees and costs. In November 2021, the plaintiffs dismissed all claims against EPI and in December 2021, the court dismissed the complaint for failure to state a claim. In January 2022, the plaintiffs filed an amended complaint. In February 2022, the defendants filed a motion to dismiss the amended complaint, which the court granted in part and denied in part in March 2022. As of the Petition Date, the claims against PPI became subject to the automatic stay. In September 2022, the plaintiffs voluntarily dismissed all claims against PPI with prejudice, and PPI agreed to provide certain limited discovery as a non-party. In March 2023, the court denied the plaintiffs’ motion for class certification. In April 2023, the court authorized the filing of an amended complaint adding certain additional plaintiffs and combining the litigation with the proceedings from which PPI was dismissed; the amended complaint named PPI as a defendant. In September 2023, the court entered an order dismissing the case.
In January 2021, the FTC filed a lawsuit in the U.S. District Court for the District of Columbia against us, EPI, Impax Laboratories, LLC and Amneal Pharmaceuticals, Inc., generally alleging that the 2017 settlement of a contract dispute between EPI and Impax (now Amneal) constituted unfair competition in violation of Section 5(a) of the FTC Act. The complaint generally sought injunctive and equitable monetary relief. In April 2021, the defendants filed motions to dismiss, which the court granted in March 2022. The FTC filed a notice of appeal in May 2022. Briefing on the appeal has concluded and oral argument took place in May 2023. The dismissal was affirmed on appeal in September 2023.
The resolution reached with UCC, as embodied in the Plan, contemplated the creation and funding of a trust for the benefit of certain unsecured creditors and sub-trusts established thereunder, one of which was established for the benefit of certain antitrust claimants. As previously noted, prior to or on the Effective Date of the Plan, the establishment and funding of the antitrust claims-related sub-trust contemplated under the Plan occurred. In connection therewith, all these other antitrust claims against the Debtors were discharged and channeled to such trust.
Securities Litigation
In June 2020, a putative class action entitled Benoit Albiges v. Endo International plc, Paul V. Campanelli, Blaise Coleman, and Mark T. Bradley was filed in the U.S. District Court for the District of New Jersey by an individual shareholder on behalf of himself and all similarly situated shareholders. The lawsuit alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder relating to the marketing and sale of opioid medications and DFS’s administrative action against Endo International plc, EPI, EHSI, PPI and PPCI. In September 2020, the court appointed Curtis Laakso lead plaintiff in the action. In November 2020, the plaintiffs filed an amended complaint that among other things added Matthew J. Maletta as a defendant. In January 2021, the defendants filed a motion to dismiss, which the court granted in August 2021. In November 2021, the plaintiffs filed a second amended complaint, which among other things added allegations about discovery issues in certain opioid-related lawsuits. In January 2022, the defendants moved to dismiss the second amended complaint. As of the Petition Date, the claims against Endo International plc became subject to the automatic stay. In August 2022, the court granted the motion and dismissed the case with prejudice. Due to the automatic stay, the plaintiffs’ time to appeal the dismissal as to Endo International plc was tolled. Pursuant to the Plan, on the Effective Date thereof, all prepetition claims against the Debtors, including any claims or rights to appeal relating to this action, were discharged and channeled to the applicable trusts or otherwise administered in accordance with the Plan. The automatic stay did not apply to the individual defendants, and the plaintiffs’ time to appeal the ruling as to those defendants has run.

Miscellaneous Government Investigations
In March 2022, EPI received a CID from the Texas Attorney General’s office seeking documents and information related to hormone blocker products. This followed the Texas Attorney General’s December 2021 announcement of an investigation into whether EPI and AbbVie Inc. had advertised or promoted such products, including SUPPRELIN® LA and VANTAS®, for unapproved uses. Prior to the Effective Date of the Plan, Endo International plc cooperated with the investigation, and following the occurrence of the Effective Date, any potential claims relating to the prepetition conduct at issue in this investigation were discharged.
Patent Matters
In January 2023, Endo International plc subsidiaries PSP LLC, PPI and Endo Par Innovation Company, LLC (EPIC) received a notice letter from Baxter Healthcare Corporation (Baxter) pursuant to 505(b)(3)(B)-(D) of the U.S. Federal Food, Drug, and Cosmetic Act (FFDCA) of its New Drug Application (NDA) submitted under 21 U.S.C. §355(b)(2) seeking U.S. Food and Drug Administration (FDA) approval for vasopressin injection products in 20 units/100 ml and 40 units/100 ml strengths. In March 2023, PSP LLC, PPI and EPIC filed a complaint against Baxter in the U.S. District Court for the District of Delaware asserting infringement of three patents. These patents are not listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book); therefore, the patent infringement suit does not trigger a 30-month stay on FDA approval of Baxter’s NDA. On October 4, 2023, PSP LLC, PPI and EPIC filed a motion for a preliminary injunction/temporary restraining order after the FDA approved Baxter’s NDA in late September 2023. The preliminary injunction hearing was held on October 27, 2023. On November 3, 2023, the magistrate judge issued a report and recommendation recommending the court: (i) deny the motion for preliminary injunction/temporary restraining order; and (ii) deny Baxter’s motion for judgment on the pleadings. The U.S. District Court for the District of Delaware entered its final order on March 12, 2024. The trial is set for October 2025. Documents were filed with the U.S. District Court for the District of Delaware to replace the PSP LLC, PPI and EPIC party names with Endo Operations Limited and Endo USA, Inc.
In September 2023, PSP LLC, PPI and EPIC received a notice letter from Long Grove Pharmaceuticals, LLC (Long Grove) pursuant to 505(b)(3)(B)-(D) of the FFDCA of its NDA submitted under 21 U.S.C. §355(b)(2) seeking FDA approval for vasopressin injection products in 20 units/100 ml, 40 units/100 ml, and 50 units/50ml strengths. In December 2023, PSP LLC, PPI and EPIC filed a complaint against Long Grove in the U.S. District Court for the District of Delaware asserting infringement of two patents. These patents are not listed in the Orange Book; therefore, the patent infringement suit does not trigger a 30-month stay on FDA approval of Long Grove’s NDA. In April 2024, Long Grove filed a 12(c) motion for judgment of non-infringement. In July 2024, the parties settled the patent infringement suit.
Other Proceedings and Investigations
Proceedings similar to those described above may also be brought in the future. Additionally, the Debtors have been involved in, arbitrations or various other proceedings that arise in the normal course of business. We cannot predict the timing or outcome of these other proceedings. Currently, neither we nor our subsidiaries are involved in any other proceedings that we expect to have a material effect on our business, financial condition, results of operations and cash flows.
NOTE 16. OTHER COMPREHENSIVE (LOSS) INCOME
During the periods covered by this report, substantially all of the Accumulated other comprehensive income (loss) balances at June 30, 2024 and December 31, 2023 consist of Foreign currency translation gain (loss). There were no tax effects in Other comprehensive (loss) income and there were no reclassifications out of Accumulated other comprehensive income (loss).
In connection with the adoption of fresh start accounting, Accumulated other comprehensive income (loss) of the Predecessor was eliminated as part of the Fresh Start Adjustments, as discussed in more detail in Note 3. Fresh Start Accounting,

NOTE 17. OTHER EXPENSE (INCOME), NET
The components of Other expense, net are as follows (in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2024	Period From April 1, 2024 through April 23, 2024	Three Months Ended June 30, 2023
Net loss (gain) on sale of business and other assets (1)	$52	$63	$(95)
Foreign currency loss (gain), net (2)	266	(540)	1,891
Net (gain) loss from our investments in the equity of other companies (3)	(64)	—	(34)
Other miscellaneous, net (4)	(8)	(16)	(1,583)
Other expense (income), net	$246	$(493)	$179

	Successor	Predecessor
	Six Months Ended June 30, 2024	Period From January 1, 2024 through April 23, 2024	Six Months Ended June 30, 2023
Net loss (gain) on sale of business and other assets (1)	$52	$(115)	$(622)
Foreign currency loss (gain), net (2)	266	(376)	2,008
Net (gain) loss from our investments in the equity of other companies (3)	(64)	5	88
Other miscellaneous, net (4)	(8)	5,748	(1,420)
Other expense, net	$246	$5,262	$54
__________
(1)Amounts primarily relate to the sales of certain intellectual property rights and certain other assets.
(2)Amounts relate to the remeasurement of foreign currency denominated assets and liabilities.
(3)Amounts relate to the income statement impacts of our investments in the equity of other companies, including investments accounted for under the equity method.
(4)The amount for the Predecessor period January 1, 2024 through April 23, 2024 primarily relates to a charge of approximately $6 million associated with the rejection of an executory contract, which was approved by the Bankruptcy Court in February 2024.
NOTE 18. INCOME TAXES
The following table displays our (Loss) income from continuing operations before income tax, Income tax expense and Effective tax rate (dollars in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2024	Period From April 1, 2024 through April 23, 2024	Three Months Ended June 30, 2023
(Loss) income from continuing operations before income tax	$(212,757)	$6,394,943	$34,290
Income tax (benefit) loss	$(63,981)	$50,629	$10,279
Effective tax rate	30.1%	0.8%	30.0%

	Successor	Predecessor
	Six Months Ended June 30, 2024	Period From January 1, 2024 through April 23, 2024	Six Months Ended June 30, 2023
(Loss) income from continuing operations before income tax	$(212,757)	$6,248,991	$37,240
Income tax (benefit) loss	$(63,981)	$58,511	$16,052
Effective tax rate	30.1%	0.9%	43.1%
The income tax benefit of $64.0 million for the Successor three and six months ended June 30, 2024 primarily related to a $37.6 million tax benefit associated with a deferred tax benefit on a post-emergence intra-entity transfer during the Successor three months ended June 30, 2024, and a $27.1 million tax benefit on pre-tax losses outside of the United States (OUS).
The income tax expense of $50.6 million for the Predecessor period from April 1, 2024, through April 23, 2024 primarily consisted of the income tax impacts of the Plan and Fresh Start Adjustments, including adjustments to historical valuation allowances. Endo International plc recorded an income tax benefit of $196.6 million for a reduction to the historical valuation allowance associated with deferred tax assets, and an income tax expense of $3.8 million for the reduction in income taxes payable/receivables. These benefits are offset by $211.4 million of income tax expense for the net decrease in deferred tax assets resulting from Fresh Start Adjustments. The Company also recorded income tax expenses of $16.7 million related to increases in accrued interest on uncertain tax positions, $4.2 million Indian capital gain tax on the intercompany transfer of shares, and $9.3 million related to changes in valuation allowances.
The income tax expense of $58.5 million for the Predecessor period from January 1, 2024 through April 23, 2024 consisted of the income tax impacts of the Plan and Fresh Start Adjustments, including adjustments to historical valuation allowances. Endo International plc recorded an income tax benefit of $196.6 million for a reduction to the historical valuation allowance associated with deferred tax assets, and an income tax expense of $3.8 million for the reduction in income taxes payable/receivables. These benefits are offset by $211.4 million of income tax expense for the net decrease in deferred tax assets resulting from Fresh Start Adjustments. The Company also recorded income tax expenses of $30.1 million related to increases in accrued interest on uncertain tax positions, $4.2 million Indian capital gain tax on the intercompany transfer of shares, and $9.3 million related to changes in valuation allowances. This was offset by an income tax benefit of $10.3 million associated with a reduction to our net UTP liability related to a Canadian statute lapse.
The income tax expense of $10.3 million and $16.1 million for the Predecessor three and six months ending June 30, 2023, respectively, primarily related to an increase in accrued interest on uncertain tax positions.
Reinvested Earnings
Historically, Endo International plc, an Irish-domiciled entity, was the parent company and the reinvestment analysis was completed from an Irish parent perspective. Endo, Inc. is a U.S.-based parent company and therefore our reinvestment analysis going forward will be completed from a U.S.-based parent perspective. Accordingly, Endo, Inc.’s evaluation and conclusions as to whether some or all of the undistributed earnings of our subsidiaries are indefinitely reinvested may differ from those of Endo International plc and such conclusions may materially impact our result of operations. Endo, Inc. has determined that the undistributed earnings of certain subsidiaries will be indefinitely reinvested. No additional provision has been made in the U.S. and non-U.S. taxes on those undistributed earnings that we are not asserting indefinite reinvestment as no tax is expected to be incurred with respect to those earnings. The additional income taxes related to indefinitely reinvested earnings for which a deferred tax liability is not recorded is expected to be immaterial.
Bankruptcy-Related Developments
In connection with the bankruptcy proceedings, the IRS filed multiple proofs of claim against several of the Debtors. The total amount of the asserted claims filed by the IRS, which related to tax years ended 2006 through 2014, 2016 through 2018 and 2020 through 2021, was approximately $20 billion. A number of the claims were in respect of the same proposed tax liability but were filed against multiple subsidiary members of our U.S. consolidated tax groups. After excluding the repetitive claims filed to different members of our U.S. consolidated tax groups, the net claims were approximately $4 billion. In general, the claims primarily related to the IRS’s challenges of Endo International plc’s historic tax positions for certain intercompany arrangements, including the level of profit earned by Endo International plc’s U.S. subsidiaries pursuant to such arrangements, and a product liability loss carryback claim. Pursuant to the Plan, on the Effective Date thereof, these claims against the Debtors were discharged and are being administered in accordance with the Plan.
The IRS’s claims and uncertain tax positions related to the historical federal income tax positions not specifically challenged by the IRS, as well as certain federal income tax related claims that arose during the Chapter 11 Cases and as a result of the consummation of the Plan, were resolved in accordance with the U.S. Government Economic Settlement which became effective on the Effective Date of the Plan. The claims brought against the Debtors by the IRS were deemed to be, in part, an allowed unsubordinated priority claim and, in part, an allowed, unsubordinated general unsecured claim, each in such amount equal to the settlement amounts to be received by the IRS as allocated by the U.S. Government.

NOTE 19. NET (LOSS) INCOME PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net (loss) income per share (in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2024	Period From April 1, 2024 through April 23, 2024	Three Months Ended June 30, 2023
Numerator:
(Loss) income from continuing operations	$(148,776)	$6,344,314	$24,011
(Loss) income from discontinued operations, net of tax	—	183,234	(573)
Net (loss) income	$(148,776)	$6,527,548	$23,438
Denominator:
For basic per share data—weighted average shares	76,156	235,220	235,220
Dilutive effect of common stock/ordinary share equivalents	—	—	—
For diluted per share data—weighted average shares	76,156	235,220	235,220

	Successor	Predecessor
	Six Months Ended June 30, 2024	Period From January 1, 2024 through April 23, 2024	Six Months Ended June 30, 2023
Numerator:
(Loss) income from continuing operations	$(148,776)	$6,190,480	$21,188
(Loss) income from discontinued operations, net of tax	—	182,838	(1,029)
Net (loss) income	$(148,776)	$6,373,318	$20,159
Denominator:
For basic per share data—weighted average shares	76,156	235,220	235,218
Dilutive effect of common stock/ordinary share equivalents	—	—	444
For diluted per share data—weighted average shares	76,156	235,220	235,662
Basic per share amounts are computed based on the weighted average number of common stock or ordinary shares outstanding, as applicable, during the period. Diluted per share amounts are computed based on the weighted average number of common stock or ordinary shares, as applicable, outstanding and, if there is net income from continuing operations during the period, the dilutive effect of common stock/ordinary share equivalents outstanding during the period.
The dilutive effect of common stock/ordinary share equivalents, if any, is measured using the treasury stock method.
Endo, Inc. issued approximately 0.2 million of Escrowed Equity, with such Escrowed Equity to be distributed to holders of second lien deficiency claims and unsecured notes claims in accordance with the “Net Debt Equity Split Adjustment” defined under the Plan, which is excluded for purposes of calculating basic net income (loss) per share in the Condensed Consolidated Statements of Operations for the Successor three and six months ended June 30, 2024.
As contemplated by the Plan, after the Effective Date, the Company adopted a long-term incentive plan and authorized and reserved 3.6 million shares for issuance pursuant to equity incentive awards to be granted under such plan. As of August 22, 2024, no shares have been issued under the Company’s 2024 Stock Incentive Plan.
On March 3, 2023, in connection with its bankruptcy proceedings, Endo International plc took action to reject all outstanding award agreements associated with its stock options and stock awards.
NOTE 20. SUBSEQUENT EVENT
On August 25, 2024, the Board of Directors (the “Board”) of Endo, Inc. (the “Company”) determined that Blaise Coleman will no longer serve as the Company’s President and Chief Executive Officer, effective August 29, 2024. Mr. Coleman will also resign from the Board and all other officer and director positions he holds with the Company and all of its affiliates, effective August 29, 2024.
In connection with Mr. Coleman’s departure, Mr. Coleman will be eligible to receive the severance payments and benefits specified in his employment agreement with Endo USA Inc. (“Endo USA”), an affiliate of the Company, dated as of May 10, 2024

(the “Employment Agreement”), in connection with a termination of employment without cause, which severance benefits consist of: (i) a pro rata bonus with respect to the year of termination of employment, (ii) a payment equal to two times the sum of Mr. Coleman’s base salary and target bonus, paid in a lump sum within 60 days following Mr. Coleman’s termination of employment, and (iii) continued health coverage for Mr. Coleman and his eligible dependents under Endo USA’s group health, medical, dental, vision and life insurance plans for 24 months following Mr. Coleman’s termination of employment, conditioned upon Mr. Coleman’s payment of the employee portions of the applicable premiums. Endo USA will provide Mr. Coleman with payment of 30 days of base salary, in lieu of the Company’s obligation under the Employment Agreement to provide 30 days’ advance notice of employment termination. Endo USA will also provide Mr. Coleman with outplacement services for 12 months.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting our financial condition at June 30, 2024 and results of operations for the Successor three and six months ended June 30, 2024, the Predecessor period from April 1, 2024 through April 23, 2024, the Predecessor period from January 1, 2024 through April 23, 2024 and the three and six months ended June 30, 2023. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements of Endo International plc and notes thereto included in the Prospectus filed in connection with the Company’s Registration Statement. This Quarterly Report on Form 10-Q and the Registration Statement include additional information about significant accounting policies, practices and the transactions that underlie the Successor and Predecessor financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with the Successor’s and Predecessor’s financial and operating results. Except for the historical information contained in this report, including the following discussion, this report contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” beginning on page i of this report.
Historically, our business has been operated by Endo International plc, together with its subsidiaries. Pursuant to the Plan, Endo, Inc. acquired from the Debtors substantially all of the assets, as well as certain equity interests of the Debtors and non-debtor affiliates and assumed certain liabilities of Endo International plc. Endo International plc will be dissolved in connection with the consummation of the Plan. Endo, Inc. was formed on December 5, 2023 and from its formation to the Effective Date had no operations or business transactions or activities other than those taken in furtherance of the transactions contemplated by the Plan including in connection with the incurrence of the Exit Financing Debt and those incidental to the preparation of its registration statement. As of the Effective Date and continuing through the date of this report, Endo, Inc. is a holding company and all of its business is conducted through its subsidiaries, and the financial results of such subsidiaries are consolidated in the financial statements. Refer to Note 2. Effectiveness of the Plan of Reorganization for additional information about the effects of the Plan.
Unless otherwise indicated or required by the context, references throughout to “Endo,” the “Company,” “we,” “our” or “us” refer to Endo, Inc. and its subsidiaries, as successor entity for accounting and financial reporting purposes following the consummation of the Plan on the Effective Date. References to Endo International plc and its direct and indirect subsidiaries on a consolidated basis, refer to the predecessor entity to Endo, Inc. for accounting and financial reporting purposes prior to the consummation of the Plan on the Effective Date.
RESULTS OF OPERATIONS
In addition to the impacts due to fresh start accounting (described below), quarterly results have fluctuated in the past and may continue to fluctuate. These fluctuations may be due to the business and financial statement effects of, among other things, new product launches by us or our competitors; market acceptance of our products; purchasing patterns of our customers; changes in pricing; changing inflation and interest rates; changes in the availability of our products; litigation-related and other contingencies; mergers, acquisitions, divestitures and other related activity; restructurings and other cost-reduction initiatives; financing activities; public health crises, like the COVID-19 pandemic, and epidemics; acquired in-process research and development charges; asset impairment charges; share-based and other long-term incentive compensation; and changes in the fair value of financial instruments. The following summary highlights certain recent developments that have resulted in and/or could in the future result in fluctuations in our results of operations and/or changes in our liquidity and capital resources:
•The Bankruptcy Court confirmed the Plan on March 19, 2024, and the Debtors satisfied all conditions required for the Plan on the Effective Date. As a result of the Plan, on the Effective Date, our capital structure now includes: (i) a $400 million New Revolving Credit Facility; (ii) a $1,500 million New Term Facility; and (iii) New Senior Secured Notes in the aggregate principal amount of $1,000 million, due in 2031. In addition, on the Effective Date, all equity interests of Endo International plc that were outstanding immediately prior to the Effective Date were terminated and cancelled and Endo, Inc. issued common stock at a par value of $0.001 per share to first lien creditors and holders of second lien deficiency claims and unsecured notes claims in exchange for the satisfaction of their claims. All cash required for payments made by Endo International plc (or Endo, Inc.) under the Plan on the Effective Date was obtained from cash on hand and proceeds of the First Lien Rights Offering, GUC Rights Offering and Exit Financing Debt. Refer to Note 2. Effectiveness of the Plan of Reorganization for additional information about the effects of the Plan.

•Endo, Inc. has qualified for and applied fresh start accounting on the Effective Date. With the application of fresh start accounting, we allocated the reorganization value to our individual assets and liabilities based on their estimated fair values. The Effective Date fair values of our assets and liabilities differed materially from their recorded values as reflected on the historical balance sheets. The application of fresh start accounting resulted in a new reporting entity with no beginning retained earnings or accumulated deficit. Accordingly, our financial statements and notes thereto after the Effective Date are not comparable to our financial statements and notes prior to that date. To facilitate our discussion and analysis of our results of operations herein, we refer to the reorganized company as the “Successor” for periods subsequent to the Effective Date, and “Predecessor” for periods prior to the Effective Date. Furthermore, our presentation herein includes a “black line” division to delineate the lack of comparability between the Predecessor and Successor periods.
•In September 2020, Endo International plc and/or certain of its subsidiaries entered into a manufacturing and services agreement with Novavax, Inc. (Novavax), pursuant to which Endo International plc and/or certain of its subsidiaries would provide fill-finish manufacturing services at our plant in Rochester, Michigan for Novavax's COVID-19 vaccine candidate. In April 2023, Endo International plc and/or certain of its subsidiaries executed, and the Bankruptcy Court approved, a Settlement Agreement and Release of Claims with Novavax (the Novavax Settlement Agreement) to resolve a dispute under the manufacturing and services agreement. In connection with the effective date of the Novavax Settlement Agreement, Novavax paid cash and transferred certain other non-cash consideration, with a total value of $33 million, which was recorded as revenue in the Condensed Consolidated Statements of Operations in the second quarter of 2023 and is reflected in the Sterile Injectables segment.
•In November 2021, Endo International plc and/or certain of its subsidiaries entered into the U.S. Government Cooperative Agreement to expand our Sterile Injectables segment’s fill-finish manufacturing production capacity and capabilities at our Rochester, Michigan facility to support the U.S. government’s national defense efforts regarding production of critical medicines advancing pandemic preparation. The U.S. Government Cooperative Agreement is being transitioned to Endo, Inc. and/or certain of its subsidiaries. Refer to Note 16. “Commitments and Contingencies,” in the audited consolidated financial statements of Endo International plc included in the Company’s Prospectus, in connection with the Company’s Registration Statement for additional information.
•During the first half of the year ended December 31, 2023, multiple competitors launched alternative generic versions of varenicline tablets. These launches began to impact both Endo International plc’s market share and product price toward the middle of the first quarter of 2023, and the effects of additional subsequent competition has accelerated both price and volume erosion within the overall market.
•Endo International plc was the subject of various legal proceedings, including with regard to the sale, marketing and/or distribution of prescription opioid medications, which are further discussed herein. For the Predecessor periods presented, the results reflect Endo International plc’s best estimate of the allowed claims related to the contingencies associated with these litigation claims against Endo International plc and its subsidiaries. Pursuant to the Plan, on the Effective Date thereof, all such claims against the Debtors were discharged and resolved in accordance with the Plan. For further discussion, refer to Note 1. Basis of Presentation, Note 2. Effectiveness of the Plan of Reorganization and Note 15. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1, as well as Part II, Item 1A “Risk Factors” herein.
Consolidated Results Review
In accordance with ASC 852, Reorganizations, the results of operations are presented separately for the Predecessor and Successor periods in the Condensed Consolidated Statements of Operations. While the Company’s normal business operations continued uninterrupted between the Predecessor and Successor periods, the Predecessor and Successor financial statements, including the results of operations, are not comparable in many respects. For example, Endo, Inc. will not apply the provisions of ASC 852, Reorganizations. Further, as a result of fresh start accounting, our assets, including our inventory, long-lived tangible and intangible assets and our liabilities, including debt, and contingent consideration, among others, were adjusted to their estimated fair values on the Effective Date. These fair value adjustments and the corresponding subsequent impact on the Successor results of operations have caused the Successor results of operations to be disproportionately impacted compared to the Predecessor, most notably within Cost of sales, as a result of: (i) the amortization of inventory step up; (ii) increased amortization of intangible assets; (iii) increased depreciation of fixed assets; and (iv) Interest expense (income), net, due to the Exit Financing. Other financial statement line items, such as Total revenues, net, Selling, general & administrative costs and Research and development costs are generally unaffected by the effects of fresh start accounting. Further, the 2024 Predecessor and Successor periods each only reflect partial quarters of operating activity and results. As a result, in our discussion of the results of operations on a consolidated and segment basis below, we may at times describe the results of operations for the Predecessor and Successor in 2024 on a combined or aggregate basis, or describe common themes among the periods, and compare those results to the results in the corresponding Predecessor three and six month periods of 2023. We believe this discussion will facilitate an understanding of the results of continuing operations and trends in our business while also providing a reader insight into the underlying effects of the application of fresh start accounting that affect the comparability of certain financial statement line items between the respective periods. The discussion of combined 2024 Predecessor and Successor results of operations is solely to facilitate comparison to prior periods and is not intended to be indicative of the results of operations of our business going forward.

Three Months Ended June 30, 2024 (Successor) and Period from April 1, 2024 through April 23, 2024 (Predecessor) Compared with Three Months Ended June 30, 2023 (Predecessor)
The following table displays our revenue, gross margin, gross margin percentage and other pre-tax expense or income (dollars in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2024	Period From April 1, 2024 through April 23, 2024	Three Months Ended June 30, 2023
Total revenues, net	$284,163	$162,467	$546,852
Cost of revenues	333,695	60,539	233,852
Gross margin	$(49,532)	$101,928	$313,000
Gross margin percentage	(17.4)%	62.7%	57.2%
Selling, general and administrative	95,992	28,323	137,729
Research and development	22,448	6,120	28,037
Litigation-related and other contingencies, net	—	200	28,013
Asset impairment charges	—	1,799	—
Acquisition-related and integration items, net	(130)	(817)	365
Interest expense, net	44,669	(2)	120
Reorganization items, net	—	(6,328,145)	84,267
Other expense (income), net	246	(493)	179
(Loss) income from continuing operations before income tax	$(212,757)	$6,394,943	$34,290
Total revenues, net. The decrease in revenues for the Successor three months ended June 30, 2024 and Predecessor period from April 1, 2024 through April 23, 2024 compared to the Predecessor three months ended June 30, 2023 was primarily due to competitive pressures in our Generic Pharmaceuticals segment across multiple products including varenicline tablets and dexlansoprazole delayed release capsules, as well as the impact of the prior year Novavax Settlement Agreement in our Sterile Injectables segment. These declines were partially offset by increased revenues in our Branded Pharmaceuticals segment, including increased revenues from XIAFLEX® as well as increased revenues of lidocaine patch 5% in our Generics Pharmaceuticals segment. Our revenues are further disaggregated and described below under the heading “Business Segment Results Review.”
Cost of revenues and gross margin percentage. Cost of revenues includes certain amounts that impact its comparability among periods, as well as the comparability of gross margin percentage. The following table summarizes such amounts (in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2024	Period From April 1, 2024 through April 23, 2024	Three Months Ended June 30, 2023
Acquisition and divestitures (1)	$241,068	$15,081	$64,550
Restructuring or similar transactions (2)	7	1	489
Total	$241,075	$15,082	$65,039
__________
(1)Cost of revenue amounts characterized as Acquisitions & divestitures primarily includes amortization of intangible assets, and in periods where applicable, inventory step-up amortization. Successor amortization of intangible assets and inventory step-up are impacts of fresh start accounting and are not comparable to the Predecessor. Predecessor amortization expense historically fluctuated based on changes in the total amount of amortizable intangible assets and the rate of amortization in effect for each intangible asset, both of which varied based on factors such as the amount and timing of acquisitions, dispositions, asset impairment charges, transfers between indefinite- and finite-lived intangibles assets, changes in foreign currency rates and changes in the composition of our intangible assets impacting the weighted average useful lives and amortization methodologies being utilized.
(2)Restructuring or similar transactions primarily relate to continuity and separation benefits, cost reductions and/or strategic review initiatives that occur from time to time and are not comparable from period to period.
The increase in Cost of revenues for the Successor three months ended June 30, 2024 includes approximately $192.0 million related to amortization of inventory step-up, which did not exist in the Predecessor period from April 1, 2024 through April 23, 2024. This increase for the Successor three months ended June 30, 2024 and Predecessor period from April 1, 2024 through April 23, 2024 is partially offset by decreased sales volumes compared to the Predecessor three months ended June 30, 2023.

The decrease in gross margin percentage for the Successor three months ended June 30, 2024 in comparison to the Predecessor period from April 1, 2024 through April 23, 2024 and Predecessor three months ended June 30, 2023 was primarily due to the effects of fresh start accounting, including inventory step-up amortization.
Selling, general and administrative. The decrease for the Successor three months ended June 30, 2024 and the Predecessor period from April 1, 2024 through April 23, 2024 was primarily due to lower costs related to estimated separation benefits for certain involuntary terminations compared to the Predecessor three months ended June 30, 2023.
Research and development. Our R&D efforts are focused on the development of a diversified portfolio of innovative and clinically differentiated product candidates. The amount of R&D expense we record in any period varies depending on the nature and stage of development of our R&D programs, certain of which are further described below. Total R&D expenses for the Successor three months ended June 30, 2024, the Predecessor period from April 1, 2024 through April 23, 2024 and the Predecessor three months ended June 30, 2023 include $10.0 million, $2.6 million and $13.8 million, respectively, related to our Branded Pharmaceuticals development projects, certain of which are further described below.
We continue to invest in our Branded Pharmaceuticals segment. In early 2020, we announced that we had initiated our XIAFLEX® development program for the treatment of plantar fibromatosis (PFI). In March 2023, we announced top-line results from our Phase 2 clinical study of XIAFLEX® in participants with PFI and we initiated the Phase 3 clinical program in the fourth quarter of 2023. We also completed a proof-of-concept study in plantar fasciitis (PFA) during the third quarter of 2023 and, based on encouraging proof-of-concept study results initiated the Phase 2 clinical study in the fourth quarter of 2023. We may in the future develop our XIAFLEX® product for potential additional indications, advancing our strategy of developing both non-surgical orthopedic and non-orthopedic care interventions.
The remaining R&D expenses for the respective periods were primarily related to our Sterile Injectables segment, where we expect to continue to focus investments in RTU and other differentiated product candidates, potentially including acquisitions and/or license and commercialization agreements. No individual development project in the Sterile Injectables segment has incurred direct R&D expenses that exceeded 5% of total R&D expenses for the periods presented. Refer to the section titled “Summary” in the Registration Statement for further information about the Sterile Injectables pipeline.
As our development programs progress, it is possible that our R&D expenses could increase.
Litigation-related and other contingencies, net. Included within Litigation-related and other contingencies, net in the Predecessor periods are changes to our accruals for litigation-related charges, which represent the best estimate of allowed claims related to the contingencies associated with various opioid and other litigation claims against Endo International plc and certain of its subsidiaries. Legal proceedings and other contingent matters are described in more detail in Note 15. Commitments and Contingencies. Pursuant to the Plan, on the Effective Date thereof, all such claims against the Debtors were discharged and resolved in accordance with the Plan. For further discussion, refer to Note 1. Basis of Presentation, Note 2. Effectiveness of the Plan of Reorganization and Note 15. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1, as well as Part II, Item 1A “Risk Factors.”

Asset impairment charges. The following table presents the components of our total Asset impairment charges (in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2024	Period From April 1, 2024 through April 23, 2024	Three Months Ended June 30, 2023
Property, plant and equipment impairment charges	$—	$1,799	$—
Total asset impairment charges	$—	$1,799	$—
Acquisition-related and integration items, net. Acquisition-related and integration items, net primarily consist of the net expense from changes in the fair value of acquisition-related contingent consideration liabilities resulting from changes to our estimates regarding the timing and amount of the future revenues of the underlying products and changes in other assumptions impacting the probability of incurring, and extent to which we could incur, related contingent obligations. See Note 7. Fair Value Measurements of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of our acquisition-related contingent consideration.
Interest expense (income), net. The components of Interest expense (income), net are as follows (in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2024	Period From April 1, 2024 through April 23, 2024	Three Months Ended June 30, 2023
Interest expense	$44,808	$31	$271
Interest income	(139)	(33)	(151)
Interest expense (income), net	$44,669	$(2)	$120
Interest expense in the Successor three months ended June 30, 2024 was primarily attributable to indebtedness incurred under the Exit Financing on the Effective Date (as further discussed in Note 14. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1). Beginning during the third quarter of 2022 and continuing through the Effective Date, Endo International plc ceased recognition of interest expense related to its then-outstanding debt obligations and became obligated to make certain adequate protection payments as a result of the Chapter 11 Cases, which were accounted for as a reduction to the principal balance of the then-outstanding first lien debt instruments. The first lien debt instruments were later adjusted to the estimated allowed claim amount, resulting in a corresponding charge to Reorganization items, net. Refer to Note 14. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion.
Interest income varies primarily based on the amounts of our interest-bearing investments, such as money market funds, as well as changes in the corresponding interest rates.
Reorganization items, net. Amounts relate to the net expense or income recognized during Endo International plc’s bankruptcy proceedings required to be presented as Reorganization items, net under ASC 852. Refer to Note 2. Effectiveness of the Plan of Reorganization of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further details.
Other expense (income), net. The components of Other expense (income), net are as follows (in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2024	Period From April 1, 2024 through April 23, 2024	Three Months Ended June 30, 2023
Net loss (gain) on sale of business and other assets	$52	$63	$(95)
Foreign currency loss (gain), net	266	(540)	1,891
Net (gain) loss from our investments in the equity of other companies	(64)	—	(34)
Other miscellaneous, net	(8)	(16)	(1,583)
Other expense (income), net	$246	$(493)	$179
For additional information on the components of Other expense (income), net, refer to Note 17. Other Expense (Income), Net of the Condensed Consolidated Financial Statements included in Part I, Item 1.

Income tax expense. The following table displays our (Loss) income from continuing operations before income tax, Income tax expense and Effective tax rate (dollars in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2024	Period From April 1, 2024 through April 23, 2024	Three Months Ended June 30, 2023
(Loss) income from continuing operations before income tax	$(212,757)	$6,394,943	$34,290
Income tax (benefit) loss	$(63,981)	$50,629	$10,279
Effective Tax Rate (calculated)	30.1%	0.8%	30.0%
Our tax rate is affected by recurring items, such as tax rates in non-U.S. jurisdictions as compared to the notional U.S. federal statutory tax rate, and the relative amount of income or loss in those various jurisdictions. It is also impacted by certain items that may occur in any given period but are not consistent from period to period.
The income tax benefit of $64.0 million for the Successor three and six months ended June 30, 2024 primarily related to a $37.6 million tax benefit associated with a deferred tax benefit on a post-emergence intra-entity transfer during the Successor three months ended June 30, 2024, and a $27.1 million tax benefit on pre-tax losses OUS.
The income tax expense of $50.6 million for the Predecessor period from April 1, 2024, through April 23, 2024 primarily consisted of the income tax impacts of the Plan and Fresh Start Adjustments, including adjustments to historical valuation allowances. Endo International plc recorded an income tax benefit of $196.6 million for a reduction to the historical valuation allowance associated with deferred tax assets, and an income tax expense of $3.8 million for the reduction in income taxes payable/receivables. These benefits are offset by $211.4 million of income tax expense for the net decrease in deferred tax assets resulting from Fresh Start Adjustments. The Company also recorded income tax expenses of $16.7 million related to increases in accrued interest on uncertain tax positions, $4.2 million Indian capital gain tax on the intercompany transfer of shares, and $9.3 million related to changes in valuation allowances.
The income tax expense of $10.3 million for the Predecessor three months ending June 30, 2023 primarily related to an increase in accrued interest on uncertain tax positions.
We are incorporated in the U.S. and also maintain subsidiaries in, among other jurisdictions, the Ireland, Canada, India and Luxembourg. The IRS and other taxing authorities may challenge our tax positions. Where appropriate, we have established reserves for tax-related uncertainties. Uncertain tax positions are reviewed quarterly and adjusted as necessary when events occur that impact potential tax liabilities, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, identification of new issues and issuance of new legislation, regulations or case law.
For additional information on our income taxes, see Note 18. Income Taxes of the Condensed Consolidated Financial Statements included in Part I, Item 1. For additional information about the effects of the Plan on the Predecessor period April 1, 2024 through April 23, 2024, see Note 3. Fresh Start Accounting of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Discontinued operations, net of tax. The operating results of Endo International plc’s Astora business, which was resolved to be wound down in 2016, are reported as Discontinued operations, net of tax in the Predecessor Condensed Consolidated Statements of Operations. The following table provides the operating results of Astora Discontinued operations, net of tax (in thousands):

	Predecessor
	Period From April 1, 2024 through April 23, 2024	Three Months Ended June 30, 2023
Litigation-related and other contingencies, net	$—	$500
Income (loss) from discontinued operations before income taxes	$183,152	$(660)
Income tax benefit	$(82)	$(87)
Discontinued operations, net of tax	$183,234	$(573)
The pre-tax income during the period April 1, 2024 through April 23, 2024 primarily represents the gain on the resolution of certain mesh-related litigation matters as set forth in the Plan. The pre-tax loss for the three months ended June 30, 2023 was primarily related to mesh-related legal defense costs. For additional discussion of mesh-related matters, refer to Note 15. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. There are no discontinued operations in the Successor period.

Six Months Ended June 30, 2024 (Successor) and Period from January 1, 2024 through April 23, 2024 (Predecessor) Compared with Six Months Ended June 30, 2023 (Predecessor)
The following table displays our revenue, gross margin, gross margin percentage and other pre-tax expense or income (dollars in thousands):

	Successor	Predecessor
	Six Months Ended June 30, 2024	Period From January 1, 2024 through April 23, 2024	Six Months Ended June 30, 2023
Total revenues, net	$284,163	$581,974	$1,062,119
Cost of revenues	333,695	259,552	466,594
Gross margin	$(49,532)	$322,422	$595,525
Gross margin percentage	(17.4)%	55.4%	56.1%
Selling, general and administrative	95,992	158,391	288,522
Research and development	22,448	32,022	55,740
Acquired in-process research and development	—	750	—
Litigation-related and other contingencies, net	—	200	43,213
Asset impairment charges	—	2,103	146
Acquisition-related and integration items, net	(130)	(196)	762
Interest expense, net	44,669	(2)	229
Reorganization items, net	—	(6,125,099)	169,619
Other expense, net	246	5,262	54
(Loss) income from continuing operations before income tax	$(212,757)	$6,248,991	$37,240
Total revenues, net. The decrease in revenues for the Successor six months ended June 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to the Predecessor six months ended June 30, 2023 was primarily due to competition in our Generic Pharmaceuticals segment, primarily related to varenicline tablets and dexlansoprazole delayed release capsules, as well as the impact of the prior year Novavax Settlement Agreement in our Sterile Injectables segment. These decreases were partially offset by increased revenues from lidocaine patch 5% and XIAFLEX® in our Generic Pharmaceuticals segment and Branded Pharmaceuticals segment, respectively. Our revenues are further disaggregated and described below under the heading “Business Segment Results Review.”
Cost of revenues and gross margin percentage. Cost of revenues includes certain amounts that impact its comparability among periods, as well as the comparability of gross margin percentage. The following table summarizes such amounts (in thousands):

	Successor	Predecessor
	Six Months Ended June 30, 2024	Period From January 1, 2024 through April 23, 2024	Six Months Ended June 30, 2023
Acquisition & Divestitures (1)	$241,068	$15,081	$129,931
Restructuring or similar transactions (2)	—	—	2,470
Other	7	1	528
Total	$241,075	$15,082	$132,929
__________
(1)Cost of revenue amounts characterized as Acquisitions & divestitures primarily includes amortization of intangible assets, and in periods where applicable, inventory step-up amortization. Successor amortization of intangible assets and inventory step-up are impacts of fresh start accounting and are not comparable to the Predecessor. Predecessor amortization expense historically fluctuated based on changes in the total amount of amortizable intangible assets and the rate of amortization in effect for each intangible asset, both of which varied based on factors such as the amount and timing of acquisitions, dispositions, asset impairment charges, transfers between indefinite- and finite-lived intangibles assets, changes in foreign currency rates and changes in the composition of our intangible assets impacting the weighted average useful lives and amortization methodologies being utilized.
(2)Restructuring or similar transactions primarily relate to continuity and separation benefits, cost reductions and/or strategic review initiatives that occur from time to time and are not comparable from period to period.

The increase in Cost of revenues for the Successor six months ended June 30, 2024 compared to the Predecessor period from January 1, 2024 through April 23, 2024 and the Predecessor six months ended June 30, 2023 was primarily due to the amortization of inventory step-up, which did not exist in the Predecessor periods presented. The Successor six months ended June 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 also reflects decreased sales volumes compared to the Predecessor six months ended June 30, 2023.
The decrease in gross margin percentage for the Successor six months ended June 30, 2024 compared to the Predecessor period from January 1, 2024 through April 23, 2024 and the Predecessor six months ended June 30, 2023 was primarily due to amortization of inventory step-up. In addition, the Successor six months ended June 30, 2024 and the Predecessor period from April 1, 2024 through April 23, 2024 compared to the Predecessor six months ended June 30, 2023 were further impacted by unfavorable changes in product mix primarily driven by decreased varenicline tablet volumes.
Selling, general and administrative. The decrease for the Successor six months ended June 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to the Predecessor six months ended June 30, 2023 was primarily due to decreased employee separation, continuity and other benefit-related charges compared to the Predecessor six months ended June 30, 2023. In addition, the Predecessor six months ended June 30, 2023 includes the effects of the acceleration of remaining unrecognized compensation expense during the first quarter 2023 related to the cancellation of all then-outstanding equity award instruments, which did not recur in 2024.
Research and development. Total R&D expenses for the Successor six months ended June 30, 2024, Predecessor period from January 1, 2024 through April 23, 2024 and Predecessor six months ended June 30, 2023 include $10.0 million, $15.4 million and $28.0 million, respectively related to our Branded Pharmaceuticals development projects, certain of which are further described above.
The remaining R&D expenses for these periods were primarily related to our Sterile Injectables segment. No individual development project in the Sterile Injectables segment has incurred direct R&D expenses that exceeded 5% of total R&D expenses for the periods presented. Refer to the annual financial statements of Endo International plc within the Company’s Prospectus, in connection with the Company’s Registration Statement for further information about the Sterile Injectables pipeline.
As our development programs progress, it is possible that our R&D expenses could increase.
Acquired in-process research and development. Acquired in-process research and development charges during the six months ended June 30, 2023 represents costs incurred in connection with certain licensing arrangements where the product(s) are in development at the time of acquisition. Acquired in-process research and development charges could increase in the future, and the amounts of any increases could be material.
Litigation-related and other contingencies, net. Included within Litigation-related and other contingencies, net in the Predecessor period are changes to our accruals for litigation-related charges, which represent the best estimate of allowed claims related to the contingencies associated with various opioid and other litigation claims against Endo International plc and certain of its subsidiaries. Legal proceedings and other contingent matters are described in more detail in Note 15. Commitments and Contingencies. Pursuant to the Plan, on the Effective Date thereof, all such claims against the Debtors were discharged and resolved in accordance with the Plan. For further discussion, refer to Note 1. Basis of Presentation, Note 2. Effectiveness of the Plan of Reorganization and Note 15. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1, as well as Part II, Item 1A “Risk Factors.”

Asset impairment charges. The following table presents the components of our total Asset impairment charges (in thousands):

	Successor	Predecessor
	Six Months Ended June 30, 2024	Period From January 1, 2024 through April 23, 2024	Six Months Ended June 30, 2023
Property, plant and equipment impairment charges	$—	$2,103	$146
Total asset impairment charges	$—	$2,103	$146
Acquisition-related and integration items, net. Acquisition-related and integration items, net primarily consist of the net expense from changes in the fair value of acquisition-related contingent consideration liabilities resulting from changes to our estimates regarding the timing and amount of the future revenues of the underlying products and changes in other assumptions impacting the probability of incurring, and extent to which we could incur, related contingent obligations. See Note 7. Fair Value Measurements of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of our acquisition-related contingent consideration.
Interest expense (income), net. The components of Interest expense (income), net are as follows (in thousands):

	Successor	Predecessor
	Six Months Ended June 30, 2024	Period From January 1, 2024 through April 23, 2024	Six Months Ended June 30, 2023
Interest expense	$44,808	$394	$534
Interest income	(139)	(396)	(305)
Interest expense (income), net	$44,669	$(2)	$229
Interest expense in the Successor six months ended June 30, 2024 was primarily attributable to the indebtedness incurred under the Exit Financing on the Effective Date (as further discussed in Note 14. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1). Beginning during the third quarter of 2022 and continuing through the Effective Date, Endo International plc ceased the recognition of interest expense related to its then-outstanding debt obligations and became obligated to make certain adequate protection payments as a result of the Chapter 11 Cases, which were accounted for as a reduction of the principal balance of the then-outstanding first lien debt instruments. The first lien debt instruments were later adjusted to the estimated allowed claim amount, resulting in a corresponding charge to Reorganization items, net. Refer to Note 14. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion.
Interest income varies primarily based on the amounts of our interest-bearing investments, such as money market funds, as well as changes in the corresponding interest rates.
Reorganization items, net. Amounts relate to the net expense or income recognized during Endo International plc’s bankruptcy proceedings required to be presented as Reorganization items, net under ASC 852. Refer to Note 2. Effectiveness of the Plan of Reorganization of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further details.
Other expense, net. The components of Other expense, net are as follows (in thousands):

	Successor	Predecessor
	Six Months Ended June 30, 2024	Period From January 1, 2024 through April 23, 2024	Six Months Ended June 30, 2023
Net loss (gain) on sale of business and other assets	$52	$(115)	$(622)
Foreign currency loss (gain), net	266	(376)	2,008
Net (gain) loss from our investments in the equity of other companies	(64)	5	88
Other miscellaneous, net	(8)	5,748	(1,420)
Other expense, net	$246	$5,262	$54
For additional information on the components of Other expense, net, refer to Note 17. Other Expense (Income), Net of the Condensed Consolidated Financial Statements.

Income tax expense. The following table displays our (Loss) income from continuing operations before income tax, Income tax expense and Effective tax rate (dollars in thousands):

	Successor	Predecessor
	Six Months Ended June 30, 2024	Period From January 1, 2024 through April 23, 2024	Six Months Ended June 30, 2023
(Loss) income from continuing operations before income tax	$(212,757)	$6,248,991	$37,240
Income tax (benefit) loss	$(63,981)	$58,511	$16,052
Effective Tax Rate (calculated)	30.1%	0.9%	43.1%
Our tax rate is affected by recurring items, such as tax rates in non-U.S. jurisdictions as compared to the notional U.S. federal statutory tax rate, and the relative amount of income or loss in those various jurisdictions. It is also impacted by certain items that may occur in any given period but are not consistent from period to period.
The income tax benefit of $64.0 million for the Successor three and six months ended June 30, 2024 primarily related to a $37.6 million tax benefit associated with a deferred tax benefit on a post-emergence intra-entity transfer during the Successor three months ended June 30, 2024, and a $27.1 million tax benefit on pre-tax losses OUS.
The income tax expense of $58.5 million for the Predecessor period from January 1, 2024 through April 23, 2024 consisted of the income tax impacts of the Plan and Fresh Start Adjustments, including adjustments to historical valuation allowances. Endo International plc recorded an income tax benefit of $196.6 million for a reduction to the historical valuation allowance associated with deferred tax assets, and an income tax expense of $3.8 million for the reduction in income taxes payable/receivables. These benefits are offset by $211.4 million of income tax expense for the net decrease in deferred tax assets resulting from Fresh Start Adjustments. The Company also recorded income tax expenses of $30.1 million related to increases in accrued interest on uncertain tax positions, $4.2 million Indian capital gain tax on the intercompany transfer of shares, and $9.3 million related to changes in valuation allowances. This was offset by an income tax benefit of $10.3 million associated with a reduction to our net UTP liability related to a Canadian statute lapse.
The income tax expense of $16.1 million for the Predecessor six months ending June 30, 2023 primarily related to an increase in accrued interest on uncertain tax positions.
We are incorporated in the U.S. and also maintain subsidiaries in, among other jurisdictions, Ireland, Canada, India and Luxembourg. The IRS and other taxing authorities may challenge our tax positions. Where appropriate, we have established reserves for tax-related uncertainties. Uncertain tax positions are reviewed quarterly and adjusted as necessary when events occur that impact potential tax liabilities, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, identification of new issues and issuance of new legislation, regulations or case law.
For additional information on our income taxes, see Note 18. Income Taxes of the Condensed Consolidated Financial Statements included in Part I, Item 1. For additional information about the effects of the Plan on the Predecessor period January 1, 2024 through April 23, 2024, see Note 3. Fresh Start Accounting of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Discontinued operations, net of tax. The operating results of Endo International plc’s Astora business, which was resolved to be wound down in 2016, are reported as Discontinued operations, net of tax in the Predecessor Condensed Consolidated Statements of Operations. The following table provides the operating results of Astora Discontinued operations, net of tax (in thousands):

	Predecessor
	Period From January 1, 2024 through April 23, 2024	Six Months Ended June 30, 2023
Litigation-related and other contingencies, net	$—	$500
Income (loss) from discontinued operations before income taxes	$182,696	$(1,186)
Income tax benefit	$(142)	$(157)
Discontinued operations, net of tax	$182,838	$(1,029)
The pre-tax income during the period January 1, 2024 through April 23, 2024 primarily represents the gain on the resolution of certain mesh-related litigation matters as set forth in the Plan. The pre-tax loss for the six months ended June 30, 2023 was primarily related to mesh-related legal defense costs. For additional discussion of mesh-related matters, refer to Note 15. Commitments and Contingencies of the Condensed Consolidated Financial Statements. There are no discontinued operations in the Successor period.

Business Segment Results Review

Three Months Ended June 30, 2024 (Successor) and Period from April 1, 2024 through April 23, 2024 (Predecessor) Compared with Three Months Ended June 30, 2023 (Predecessor)
Revenues, net. The following table displays our revenue by reportable segment (dollars in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2024	Period From April 1, 2024 through April 23, 2024	Three Months Ended June 30, 2023
Branded Pharmaceuticals	$146,151	$78,918	$212,377
Sterile Injectables	56,474	34,297	137,028
Generic Pharmaceuticals	69,722	40,360	178,579
International Pharmaceuticals (1)	11,816	8,892	18,868
Total net revenues from external customers	$284,163	$162,467	$546,852
__________
(1)Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.
Branded Pharmaceuticals. The following table displays the significant components of our Branded Pharmaceuticals revenues from external customers (dollars in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2024	Period From April 1, 2024 through April 23, 2024	Three Months Ended June 30, 2023
Specialty Products:
XIAFLEX®	$87,054	$39,588	$117,291
SUPPRELIN® LA	14,518	6,078	28,223
Other Specialty (1)	9,339	5,902	19,839
Total Specialty Products	$110,911	$51,568	$165,353
Established Products:
PERCOCET®	$13,910	$9,348	$26,445
TESTOPEL®	8,382	2,734	11,600
Other Established (2)	12,948	15,268	8,979
Total Established Products	$35,240	$27,350	$47,024
Total Branded Pharmaceuticals (3)	$146,151	$78,918	$212,377
__________
(1)Products included within Other Specialty include AVEED® and NASCOBAL® Nasal Spray.
(2)Products included within Other Established include, but are not limited to, EDEX®.
(3)Individual products presented above represent the top two performing products in each product category and/or any product having revenues in excess of $25 million during any period presented for 2024 or 2023.
Specialty Products
The increase in XIAFLEX® revenues for the Successor three months ended June 30, 2024 and Predecessor period from April 1, 2024 through April 23, 2024 compared to the Predecessor three months ended June 30, 2023 was primarily attributable to increased net price of approximately 10%, partially offset by decreased volumes. Approximately 4% of the increased net price for the Successor three months ended June 30, 2024 and Predecessor period from April 1, 2024 through April 23, 2024 was the result of decreased vial wastage rebate reserves following the application of the final Inflation Reduction Act, which are reflected for the three months ended June 30, 2023. These reserves were reversed in the fourth quarter of 2023 as a result of XIAFLEX® not being impacted by the final vial wastage rebate determination. Decreased volumes were primarily due to the timing of shipments.
The decrease in SUPPRELIN® LA revenues for the Successor three months ended June 30, 2024 and Predecessor period from April 1, 2024 through April 23, 2024 compared to the Predecessor three months ended June 30, 2023 was primarily attributable to decreased volumes due to lower demand and overall market contraction and decreased net price.
The decrease in Other Specialty revenues for the Successor three months ended June 30, 2024 and Predecessor period from April 1, 2024 through April 23, 2024 compared to the Predecessor three months ended June 30, 2023 was primarily attributable to lower volumes of NASCOBAL® Nasal Spray due to generic competition.

Established Products
The increase in Established Products revenues for the Successor three months ended June 30, 2024 and Predecessor period from April 1, 2024 through April 23, 2024 compared to the Predecessor three months ended June 30, 2023 was primarily related to a favorable non-recurring non-cash adjustment of certain reserves during the Predecessor period from April 1, 2024 through April 23, 2024 for a previously discontinued product, as well as increased revenues for certain products that experienced a temporary supply disruption during 2023.
Our Established Products portfolio has been and is likely to continue to be affected by ongoing competitive pressures. The effects of competition could result in revenue decreases or otherwise impact future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Sterile Injectables. The following table displays the significant components of our Sterile Injectables revenues from external customers (dollars in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2024	Period From April 1, 2024 through April 23, 2024	Three Months Ended June 30, 2023
ADRENALIN®	$14,642	$11,233	$27,133
VASOSTRICT®	7,926	7,356	24,419
Other Sterile Injectables (1)	33,906	15,708	85,476
Total Sterile Injectables (2)	$56,474	$34,297	$137,028
__________
(1)Products included within Other Sterile Injectables include, but are not limited to, APLISOL®.
(2)Individual products presented above represent the top two performing products within the Sterile Injectables segment and/or any product having revenues in excess of $25 million during any period presented for 2024 or 2023.
The decrease in ADRENALIN® revenues for the Successor three months ended June 30, 2024 and Predecessor period from April 1, 2024 through April 23, 2024 compared to the Predecessor three months ended June 30, 2023 was primarily driven by a cumulative volume decline of approximately 7% due to the impacts of continued competition, partially offset by a 3% increase to net price.
The decrease in VASOSTRICT® revenues for the Successor three months ended June 30, 2024 and Predecessor period from April 1, 2024 through April 23, 2024 compared to the Predecessor three months ended June 30, 2023 was primarily driven by cumulative volume declines of approximately 14% and a 24% decrease to net price, reflecting continued competitive pressures.
The decrease in Other Sterile Injectables revenues for the Successor three months ended June 30, 2024 and Predecessor period from April 1, 2024 through April 23, 2024 compared to the Predecessor three months ended June 30, 2023 was primarily attributable to the nonrecurring Novavax Settlement Agreement that occurred during the Predecessor three months ended June 30, 2023.
Our Sterile Injectables segment is likely to continue to be affected by ongoing competitive pressures. This could result in revenue decreases or otherwise impact future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Generic Pharmaceuticals. The decrease in Generic Pharmaceuticals revenues for the Successor three months ended June 30, 2024 and Predecessor period from April 1, 2024 through April 23, 2024 compared to the Predecessor three months ended June 30, 2023 was primarily attributable to competitive pressures on varenicline tablets and dexlansoprazole delayed release capsules, partially offset by increased revenue from lidocaine patch 5% associated with increased volumes from new business opportunities.
For the three months ended June 30, 2023, varenicline tablets made up 10% of consolidated total revenues. For the Successor three months ended June 30, 2024 and Predecessor period from April 1, 2024 through April 23, 2024 varenicline tablets made up less than 5% of consolidated total revenues. During the first half of the year ended December 31, 2023, multiple competitors launched alternative generic versions of varenicline tablets. These launches began to impact both Endo International plc’s market share and product price toward the middle of the first quarter of 2023, and the effects of additional subsequent competition has accelerated both price and volume erosion within the overall market.
Other products in our Generic Pharmaceuticals segment are also likely to continue to be affected by ongoing competitive pressures. These factors could result in revenue decreases or otherwise impact future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Segment adjusted income from continuing operations before income tax. The following table displays our Segment adjusted income from continuing operations before income tax (the measure we use to evaluate segment performance) by reportable segment (dollars in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2024	Period From April 1, 2024 through April 23, 2024	Three Months Ended June 30, 2023
Branded Pharmaceuticals	$81,359	$57,499	$115,340
Sterile Injectables	$10,028	$14,907	$69,546
Generic Pharmaceuticals	$15,361	$16,922	$80,404
International Pharmaceuticals	$940	$4,249	$4,861
Branded Pharmaceuticals. The increase in Segment adjusted income from continuing operations before income tax for the Successor three months ended June 30, 2024 and Predecessor period from April 1, 2024 through April 23, 2024 compared to the Predecessor three months ended June 30, 2023 was primarily attributable to the gross margin effects of the increased revenues further described above.
Sterile Injectables. The decrease in Segment adjusted income from continuing operations before income tax for the Successor three months ended June 30, 2024 and Predecessor period from April 1, 2024 through April 23, 2024 compared to the Predecessor three months ended June 30, 2023 was primarily attributable to the gross margin effects of the decreased revenues further described above, as well as the impact of the Novavax Settlement Agreement, which did not recur in 2024.
Generic Pharmaceuticals. The decrease in Segment adjusted income from continuing operations before income tax for the Successor three months ended June 30, 2024 and Predecessor period from April 1, 2024 through April 23, 2024 compared to the Predecessor three months ended June 30, 2023 was primarily attributable to the gross margin effects of the decreased revenues, further described above, and product mix.
Six Months Ended June 30, 2024 (Successor) and Period from January 1, 2024 through April 23, 2024 (Predecessor) Compared with Six Months Ended June 30, 2023 (Predecessor)
Revenues, net. The following table displays our revenue by reportable segment (dollars in thousands):

	Successor	Predecessor
	Six Months Ended June 30, 2024	Period From January 1, 2024 through April 23, 2024	Six Months Ended June 30, 2023
Branded Pharmaceuticals	$146,151	$279,714	$409,950
Sterile Injectables	56,474	132,531	238,283
Generic Pharmaceuticals	69,722	143,677	376,759
International Pharmaceuticals (1)	11,816	26,052	37,127
Total net revenues from external customers	$284,163	$581,974	$1,062,119
__________
(1)Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.

Branded Pharmaceuticals. The following table displays the significant components of our Branded Pharmaceuticals revenues from external customers (dollars in thousands):

	Successor	Predecessor
	Six Months Ended June 30, 2024	Period From January 1, 2024 through April 23, 2024	Six Months Ended June 30, 2023
Specialty Products:
XIAFLEX®	$87,054	$152,638	$214,201
SUPPRELIN® LA	14,518	26,213	51,800
Other Specialty (1)	9,339	21,120	41,533
Total Specialty Products	$110,911	$199,971	$307,534
Established Products:
PERCOCET®	$13,910	$33,892	$52,501
TESTOPEL®	8,382	13,225	22,589
Other Established (2)	12,948	32,626	27,326
Total Established Products	$35,240	$79,743	$102,416
Total Branded Pharmaceuticals (3)	$146,151	$279,714	$409,950
__________
(1)Products included within Other Specialty include AVEED® and NASCOBAL® Nasal Spray.
(2)Products included within Other Established include, but are not limited to, EDEX®.
(3)Individual products presented above represent the top two performing products in each product category and/or any product having revenues in excess of $25 million during any period presented for 2024 or 2023.
Specialty Products
The increase in XIAFLEX® revenues for the Successor six months ended June 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to the Predecessor six months ended June 30, 2023 was primarily attributable to increased net price of approximately 9% coupled with increased volumes. Approximately 8% of the increased net price is a result of preliminary Inflation Reduction Act vial wastage rebate reserves, reflected for the six months ended June 30, 2023, that are not reflected for the six months ended June 30, 2024 as a result of XIAFLEX® not being impacted by the final vial wastage rebate determination. Increased volumes of approximately 3% for the six months ended June 30, 2024 were primarily the result of higher demand.
The decrease in SUPPRELIN® LA revenues for the Successor six months ended June 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to the Predecessor six months ended June 30, 2023 was primarily attributable to decreased volumes due to lower demand and overall market contraction, partially offset by increased net price.
The decrease in Other Specialty revenues for the Successor six months ended June 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to the Predecessor six months ended June 30, 2023 was primarily attributable to lower volumes of NASCOBAL® Nasal Spray due to generic competition.
Established Products
The increase in Established Products revenues for the Successor six months ended June 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to the Predecessor six months ended June 30, 2023 was primarily related to a favorable nonrecurring gross-to-net reserve adjustment for a previously discontinued products.
Our Established Products portfolio has been and is likely to continue to be affected by ongoing competitive pressures. The effects of competition could result in revenue decreases or otherwise impact future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Sterile Injectables. The following table displays the significant components of our Sterile Injectables revenues from external customers (dollars in thousands):

	Successor	Predecessor
	Six Months Ended June 30, 2024	Period From January 1, 2024 through April 23, 2024	Six Months Ended June 30, 2023
ADRENALIN®	$14,642	$38,601	$52,708
VASOSTRICT®	7,926	34,309	50,370
Other Sterile Injectables (1)	33,906	59,621	135,205
Total Sterile Injectables (2)	$56,474	$132,531	$238,283
__________
(1)Products included within Other Sterile Injectables include, but are not limited to, APLISOL®.
(2)Individual products presented above represent the top two performing products within the Sterile Injectables segment and/or any product having revenues in excess of $25 million during any period presented for 2024 or 2023.
The increase in ADRENALIN® revenues for the Successor six months ended June 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to the Predecessor six months ended June 30, 2023 was primarily driven by a 5% cumulative increase in net price, partially offset by a 4% decrease to volumes due to the impacts of continued competition.
The decrease in VASOSTRICT® revenues for the Successor six months ended June 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to the Predecessor six months ended June 30, 2023 was primarily driven by a 9% cumulative decrease in net price and a 7% decrease to volumes, reflecting continued competitive pressures.
The decrease in Other Sterile Injectables revenues for the Successor six months ended June 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to the Predecessor six months ended June 30, 2023 was primarily attributable to the nonrecurring Novavax Settlement Agreement, which did not recur in 2024.
Our Sterile Injectables segment is likely to continue to be affected by ongoing competitive pressures. This could result in revenue decreases or otherwise impact future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Generic Pharmaceuticals. The decrease in Generic Pharmaceuticals revenues for the Successor six months ended June 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to the Predecessor six months ended June 30, 2023 was primarily attributable to competitive pressures on varenicline tablets and dexlansoprazole delayed release capsules, partially offset by increased revenue from lidocaine patch 5% associated with increased volumes from new business opportunities.
For the six months ended June 30, 2023, varenicline tablets made up 13% of consolidated total revenues. In both the Successor six months ended June 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 varenicline tablets made up less than 5% of consolidated total revenues. During the first half of the year ended December 31, 2023, multiple competitors launched alternative generic versions of varenicline tablets. These launches began to impact both Endo International plc’s market share and product price toward the middle of the first quarter of 2023, and the effects of additional subsequent competition has accelerated both price and volume erosion within the overall market.
Other products in our Generic Pharmaceuticals segment are also likely to continue to be affected by ongoing competitive pressures. These factors could result in revenue decreases or otherwise impact future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Segment adjusted income from continuing operations before income tax. The following table displays our Segment adjusted income from continuing operations before income tax (the measure we use to evaluate segment performance) by reportable segment (dollars in thousands):

	Successor	Predecessor
	Six Months Ended June 30, 2024	Period From January 1, 2024 through April 23, 2024	Six Months Ended June 30, 2023
Branded Pharmaceuticals	$81,359	$161,592	$211,605
Sterile Injectables	$10,028	$51,977	$110,636
Generic Pharmaceuticals	$15,361	$42,378	$172,091
International Pharmaceuticals	$940	$7,735	$10,208
Branded Pharmaceuticals. The increase in Segment adjusted income from continuing operations before income tax for the Successor six months ended June 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to the Predecessor six months ended June 30, 2023 was primarily attributable to the gross margin effects of the increased revenues further described above.
Sterile Injectables. The decrease in Segment adjusted income from continuing operations before income tax for the Successor six months ended June 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to the Predecessor six months ended June 30, 2023 was primarily attributable to the gross margin effects of the decreased revenues further described above.
Generic Pharmaceuticals. The decrease in Segment adjusted income from continuing operations before income tax for the Successor six months ended June 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to the Predecessor six months ended June 30, 2023 was primarily attributable to the gross margin effects of the decreased revenues, further described above, and product mix.
LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations and access to our $400 million revolving credit facility (as described further below and elsewhere in this report), which remains undrawn at June 30, 2024. Cash and cash equivalents, which primarily consisted of bank deposits and money market accounts, totaled $293.5 million at June 30, 2024 compared to $777.9 million at December 31, 2023. Our principal liquidity requirements are primarily for working capital for operations, licenses, capital expenditures, mergers and acquisitions (including upfront and milestone payments to third parties), income taxes and debt service payments including principal and interest payments on the Exit Financing Debt. We believe our principal sources of liquidity and cash on hand will be sufficient to meet our principal liquidity requirements for the next twelve months from the date of issuance of the Condensed Consolidated Financial Statements, included elsewhere in this Form 10-Q.
Our business is exposed to a variety of material risks as further described herein and we may face unexpected costs in connection with our business operations and our ongoing and future legal proceedings, governmental investigations and other contingent liabilities (including potential costs related to settlements and judgments, as well as legal defense costs). On a longer-term basis, we may not be able to accurately predict the effect of certain developments on our sales and gross margins, such as the degree of market acceptance, patent protection and exclusivity of our products, pricing pressures (including those due to the impact of competition), the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our product candidates. Furthermore, we may not be successful in implementing, or may face unexpected changes or expenses in connection with, our strategic direction, including the potential for opportunistic corporate development transactions. Any of the above could have a material adverse effect on our business, financial condition, results of operations and cash flows and require us to seek additional sources of liquidity and capital resources as described below.
To the extent we are required or choose to seek third-party financing in the future, there can be no assurance that we would be able to obtain any such required financing on a timely basis or at all, particularly in light of the bankruptcy proceedings and the corresponding event of default on our then-existing debt instruments. Additionally, any future financing arrangements could include terms that are not commercially beneficial to us, which could further restrict our operations and exacerbate any impact on our results of operations and liquidity that may result from any of the factors described herein or other factors. At any given time, we may be evaluating or pursuing one or more opportunities to reduce our liquidity position. Any such activities could impact our results of operations.

Indebtedness. In connection with the Plan, Endo, Inc. incurred indebtedness of $2.5 billion related to the Exit Financing. No amounts were drawn on the revolving credit facility on the Effective Date or thereafter. Refer to Note 2. Chapter 11 Plan of Reorganization and Emergence and Note 14. Debt for additional information about the Endo, Inc. Exit Financing Debt, including a summary of key terms, including applicable interest rates and maturities over the next five fiscal years. Prior to the Effective Date, Endo International plc and certain of its subsidiaries were party to an amended and restated credit agreement, dated as of March 25, 2021, also referred to herein, as amended, restated, amended and restated, supplemental or otherwise modified from time to time, the Predecessor Credit Agreement, governing the Predecessor Credit Facilities and the indentures governing various senior secured and senior unsecured notes. Refer to Note 2. Effectiveness of the Plan of Reorganization and Note 14. Debt of the Condensed Consolidated Financial Statements for a discussion of the Predecessor’s indebtedness, including the resolution of claims related to these obligations.
Working capital. The components of our working capital and our liquidity at June 30, 2024 and December 31, 2023 are below (dollars in thousands):

	Successor	Predecessor
	June 30, 2024	December 31, 2023
Total current assets	$1,570,613	$1,668,501
Less: total current liabilities	599,558	538,794
Working capital	$971,055	$1,129,707
Current ratio (total current assets divided by total current liabilities)	2.6:1	3.1:1
Working capital decreased by $158.7 million from December 31, 2023 to June 30, 2024. During this period, working capital benefited from the favorable impacts to net current assets resulting from revenues and gross margins, excluding the non-cash impacts from the amortization of inventory step up, which are further described above. These benefits were more than offset by, among other things, the following current period activity: (i) Adequate protection payments of $192.3 million; (ii) payments made pursuant to the Plan on the Effective Date in excess of the net cash from financing activities, including the Exit Financing Debt, First Lien Rights Offering and GUC Rights Offering; and (iii) Capital expenditures, net of Proceeds from the U.S. Government Cooperative Agreement, of $19.8 million.
The bankruptcy proceedings have also resulted in adjustments to the classification of certain assets and liabilities in Endo International plc’s consolidated balance sheet at December 31, 2023, which have resulted in significant changes to our working capital. For example, certain liabilities, including debt obligations due within one year, among others, previously classified as Liabilities subject to compromise are now included in current liabilities and are therefore included as part of our working capital. The classification and amounts of our assets and liabilities in our consolidated balance sheets has changed significantly as a result of the consummation of the Plan. Refer to Note 2. Effectiveness of the Plan of Reorganization and Note 14. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 for additional information.
The following table summarizes our Condensed Consolidated Statements of Cash Flows (in thousands):

	Successor	Predecessor
	Six Months Ended June 30, 2024	Period From January 1, 2024 through April 23, 2024	Six Months Ended June 30, 2023
Net cash flow provided by (used in):
Operating activities	$71,839	$(744,641)	$189,414
Investing activities	(6,129)	(10,585)	(31,903)
Financing activities	(2,767)	123,608	(297,071)
Effect of foreign exchange rate	439	(1,998)	944
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$63,382	$(633,616)	$(138,616)
Operating activities. Net cash provided by operating activities of the Successor for the six months ended June 30, 2024 represents the cash receipts and cash disbursements from all of our activities other than investing activities and financing activities. Changes in cash from operating activities reflect, among other things, the timing of cash collections from customers, payments to suppliers, managed care organizations, government agencies, collaborative partners and employees in the ordinary course of business, as well as the timing and amount of cash payments and/or receipts related to interest, litigation-related matters, restructurings, reorganization items, income taxes and certain other items.

The $744.6 million net cash used in operating activities during the Predecessor period from January 1, 2024 through April 23, 2024 reflects payments made pursuant to the Plan, including among other things: (i) $441 million to fund the various trusts and sub-trusts; (ii) $200 million to fund the U.S. Government Economic Settlement; (iii) payments of certain professional fees and other cure amounts; and (iv) funding of the plan administrator wind down budget. Refer to Note 2. Effectiveness of the Plan of Reorganization and Note 3. Fresh Start Accounting in Part I, Item 1 for more information about the various sources and uses of funds pursuant to the Plan.
It is possible that our operating cash flows could decline in the future as a result of, among other things, reductions in revenues and payments associated with the implementation of the transactions contemplated by the Plan following the Effective Date.
Investing activities. Net cash used in investing activities during the Successor for the six months ended June 30, 2024 and Predecessor period from January 1, 2024 through April 23, 2024 reflect a decrease in Capital expenditures spending, partially offset by a decrease in Proceeds from the U.S. Government Cooperative Agreement.
Financing activities. Net cash provided by financing activities during the Predecessor period from January 1, 2024 through April 23, 2024 primarily related to Proceeds from issuance of common stock of $500.3 million, partially offset by issuances costs paid and Adequate protection payments of $192.3 million. Cash in excess of $200 million (as defined in the Plan as Exit Cash), of approximately $141.9 million was paid to the holders of first lien claims. The proceeds from the Exit Financing Debt have no impact on a net basis as the cash provided was paid to holders of first lien claims.
During the Predecessor six months ended June 30, 2023, Net cash used in financing activities primarily related to Adequate protection payments of $291.7 million.
Cash Requirements for Contractual and Other Obligations. For information about our cash requirements for contractual and other obligations as of June 30, 2024, refer to the annual financial statements of Endo International plc within the Company’s Prospectus filed in connection with the Registration Statement as well as in Note 2. Effectiveness of the Plan of Reorganization and Note 14. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Customer Concentration. A substantial portion of our total revenues are through a limited number of distributors who in turn supply our products to pharmacies, hospitals and physicians. There are no material write-offs of trade receivables in any periods presented in this report; however, due to the significant customer concentration, we may, in the future, be subject to a concentration of credit risk with respect to our trade receivables.
Inflation. Materials, equipment and labor shortages, shipping, logistics and other delays and other supply chain and manufacturing disruptions continue to make it more difficult and costly for us to obtain raw materials, supplies or services from third parties, to manufacture our own products and to pursue clinical development activities. Economic or political instability or disruptions, such as the conflict in Ukraine and the Middle East, could negatively affect our supply chain or increase our costs. While we do not believe that inflation had a material adverse effect on our financial statements for the periods presented, if these types of events or disruptions continue to occur, they could have a material adverse effect on our business, financial condition, results of operations and cash flows.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our Condensed Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires us to make estimates and assumptions that affect the amounts and disclosures in our Condensed Consolidated Financial Statements, including the Notes thereto, and elsewhere in this report. For example, we are required, or were required in the predecessor period, to make significant estimates and assumptions related to revenue recognition, including sales deductions, long-lived assets, goodwill, intangible assets, income taxes, contingencies, financial instruments, share-based compensation, estimated allowed claim amounts, liabilities subject to compromise and reorganization items, net, among others. Some of these estimates can be subjective and complex. Uncertainties related to the magnitude and duration of potential public health crises, like the COVID-19 pandemic, and epidemics, the extent to which it may impact our estimated future financial results, worldwide macroeconomic conditions including interest rates, employment rates, consumer spending and health insurance coverage, among others, have increased the complexity of developing these estimates, including the allowance for expected credit losses and the carrying amounts of long-lived assets and intangible assets. Additionally, we may sell or otherwise dispose of or liquidate assets or settle liabilities for amounts other than those reflected in the accompanying Condensed Consolidated Financial Statements. The possibility or occurrence of any such actions could materially impact the amounts and classifications of such assets and liabilities reported in our Condensed Consolidated Balance Sheet. Although we believe that our estimates and assumptions are reasonable, there may be other reasonable estimates or assumptions that differ significantly from ours. Further, our estimates and assumptions are based upon information available at the time they were made. Actual results may differ significantly from our estimates, including as a result of the uncertainties described in this report, those described in our other reports filed with the SEC or other uncertainties.

Accordingly, in order to understand our Condensed Consolidated Financial Statements, it is important to understand our critical accounting estimates. We consider an accounting estimate to be critical if both: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and (ii) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition, results of operations or cash flows. Our most critical accounting estimates are described below.
Revenue recognition
With respect to contracts with commercial substance that establish payment terms and each party’s rights regarding goods or services to be transferred, we recognize revenue when (or as) we satisfy our performance obligations for such contracts by transferring control of the underlying promised goods or services to our customers, to the extent collection of substantially all of the related consideration is probable. The amount of revenue we recognize reflects our estimate of the consideration we expect to be entitled to receive, subject to certain constraints, in exchange for such goods or services. This amount is referred to as the transaction price.
Our revenue consists almost entirely of sales of our products to customers, whereby we ship products to a customer pursuant to a purchase order. For contracts such as these, revenue is recognized when our contractual performance obligations have been fulfilled and control has been transferred to the customer pursuant to the contract’s terms, which is generally upon delivery to the customer. The amount of revenue we recognize is equal to the fixed amount of the transaction price, adjusted for our estimates of a number of significant variable components including, but not limited to, estimates for chargebacks, rebates, sales incentives and allowances, DSA and other fees for services, returns and allowances, which we collectively refer to as sales deductions.
The Company utilizes the expected value method when estimating the amount of variable consideration to include in the transaction price with respect to each of the foregoing variable components and the most likely amount method when estimating the amount of variable consideration to include in the transaction price with respect to future potential milestone payments that do not qualify for the sales- and usage-based royalty exception. Variable consideration is included in the transaction price only to the extent it is probable that a significant revenue reversal will not occur when the uncertainty associated with the variable consideration is resolved. The variable component of the transaction price is estimated based on factors such as our direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, specific known market events and estimated future trends, current contractual and statutory requirements, industry data, estimated customer inventory levels, current contract sales terms with our direct and indirect customers and other competitive factors. We subsequently review our estimates for sales deductions based on new or revised information that becomes available to us and make revisions to our estimates if and when appropriate. Refer to “Sales deductions” section below for additional information.
We believe that speculative buying of product, particularly in anticipation of possible price increases, has been the historical practice of certain of our customers. The timing of purchasing decisions made by wholesaler and large retail chain customers can materially affect the level of our sales in any particular period. Accordingly, our sales may not correlate to the number of prescriptions written for our products based on external third-party data.
We have entered into DSAs with certain of our significant wholesaler customers that obligate the wholesalers, in exchange for fees paid by us, to: (i) manage the variability of their purchases and inventory levels within specified limits based on product demand and (ii) provide us with specific services, including the provision of periodic retail demand information and current inventory levels for our pharmaceutical products held at their warehouse locations.
Sales deductions
As described above, the amount of revenue we recognize is equal to the fixed amount of the transaction price, adjusted for our estimates of variable consideration, including sales deductions. If the assumptions we use to calculate our estimates for sales deductions do not appropriately reflect future activity, our financial position, results of operations and cash flows could be materially impacted.
Returns and Allowances
Consistent with industry practice, we maintain a return policy that allows our customers to return products within a specified period of time both subsequent to and, in certain cases, prior to the products’ expiration dates. Our return policy generally allows customers to receive credit for expired products within six months prior to expiration and within between six months and one year after expiration. The primary factors we consider in estimating our potential product returns include:
•the shelf life or expiration date of each product;
•historical levels of expired product returns;
•external data with respect to inventory levels in the wholesale distribution channel;
•external data with respect to prescription demand for our products; and
•the estimated returns liability to be processed by year of sale based on analysis of lot information related to actual historical returns.

In determining our estimates for returns and allowances, we are required to make certain assumptions regarding the timing of the introduction of new products and the potential of these products to capture market share. In addition, we make certain assumptions with respect to the extent and pattern of decline associated with generic competition. To make these assessments, we utilize market data for similar products as analogs for our estimations. We use our best judgment to formulate these assumptions based on past experience and information available to us at the time. We continually reassess and make appropriate changes to our estimates and assumptions as new information becomes available to us.
Our estimate for returns and allowances may be impacted by a number of factors, but the principal factor relates to the level of inventory in the distribution channel. Where available, we utilize information received from our wholesaler customers about the quantities of inventory held, including the information received pursuant to DSAs, which we have not independently verified. For other customers, we have estimated inventory held based on buying patterns. In addition, we evaluate market conditions for products primarily through the analysis of wholesaler and other third-party sell-through data, as well as internally-generated information, to assess factors that could impact expected product demand at the estimate date. As of June 30, 2024, we believe that our estimates of the level of inventory held by our customers is within a reasonable range as compared to both historical amounts and expected demand for each respective product.
When we are aware of an increase in the level of inventory of our products in the distribution channel, we consider the reasons for the increase to determine whether we believe the increase is temporary or other-than-temporary. Increases in inventory levels assessed as temporary will not result in an adjustment to our provision for returns and allowances. Some of the factors that may be an indication that an increase in inventory levels will be temporary include:
•recently implemented or announced price increases for our products; and
•new product launches or expanded indications for our existing products.
Conversely, other-than-temporary increases in inventory levels may be an indication that future product returns could be higher than originally anticipated and, accordingly, we may need to adjust our provision for returns and allowances. Some of the factors that may be an indication that an increase in inventory levels will be other-than-temporary include:
•declining sales trends based on prescription demand;
•recent regulatory approvals to shorten the shelf life of our products, which could result in a period of higher returns related to older product still in the distribution channel;
•introduction of generic, OTC or other competing products;
•increasing price competition from competitors; and
•changes to the National Drug Codes (NDCs) of our products, which could result in a period of higher returns related to product with the old NDC, as our customers generally permit only one NDC per product for identification and tracking within their inventory systems.
Rebates
Our provision for rebates, sales incentives and other allowances can generally be categorized into the following four types:
•direct rebates;
•indirect rebates;
•governmental rebates, including those for Medicaid, Medicare and TRICARE, among others; and
•managed-care rebates.
We establish contracts with wholesalers, chain stores and indirect customers that provide for rebates, sales incentives, DSA fees and other allowances. Some customers receive rebates upon attaining established sales volumes. Direct rebates are generally rebates paid to direct purchasing customers based on a percentage applied to a direct customer’s purchases from us, including fees paid to wholesalers under our DSAs, as described above. Indirect rebates are rebates paid to indirect customers that have purchased our products from a wholesaler or distributor under a contract with us.
We are subject to rebates on sales made under governmental and managed-care pricing programs based on relevant statutes with respect to governmental pricing programs and contractual sales terms with respect to managed-care providers and GPOs. For example, we are required to provide a discount on certain of our products to patients who fall within the Medicare Part D coverage gap, also referred to as the donut hole.
We participate in various federal and state government-managed programs whereby discounts and rebates are provided to participating government entities. For example, Medicaid rebates are amounts owed based upon contractual agreements or legal requirements with public sector (Medicaid) benefit providers after the final dispensing of the product by a pharmacy to a benefit plan participant. Medicaid reserves are based on expected payments, which are driven by patient usage, contract performance and field inventory that will be subject to a Medicaid rebate. Medicaid rebates are typically billed up to 180 days after the product is shipped, but can be as much as 270 days after the quarter in which the product is dispensed to the Medicaid participant. Periodically, we adjust the Medicaid rebate provision based on actual claims paid. Due to the delay in billing, adjustments to actual claims paid may incorporate revisions of this provision for several periods. Because Medicaid pricing programs involve particularly difficult interpretations of complex statutes and regulatory guidance, our estimates could differ from actual experience.

In determining our estimates for rebates, we consider the terms of our contracts and relevant statutes, together with information about sales mix (to determine which sales are subject to rebates and the amount of such rebates), historical relationships of rebates to revenues, past payment experience, estimated inventory levels of our customers and estimated future trends. Our provisions for rebates include estimates for both unbilled claims for end-customer sales that have already occurred and future claims that will be made when inventory in the distribution channel is sold through to end-customer plan participants. Changes in the level of utilization of our products through private or public benefit plans and GPOs will affect the amount of rebates that we owe.
Chargebacks
We market and sell products to both: (i) direct customers including wholesalers, distributors, warehousing pharmacy chains and other direct purchasing entities and (ii) indirect customers including independent pharmacies, non-warehousing chains, MCOs, GPOs, hospitals and other healthcare institutions and government entities. We enter into agreements with certain of our indirect customers to establish contract pricing for certain products. These indirect customers then independently select a wholesaler from which to purchase the products at these contracted prices. Alternatively, we may pre-authorize wholesalers to offer specified contract pricing to other indirect customers. Under either arrangement, we provide credit to the wholesaler for any difference between the contracted price with the indirect customer and the wholesaler’s invoice price. Such credit is called a chargeback.
Our provision for chargebacks consists of our estimates for the credits described above. The primary factors we consider in developing and evaluating our provision for chargebacks include:
•the average historical chargeback credits;
•estimated future sales trends; and
•an estimate of the inventory held by our wholesalers, based on internal analysis of a wholesaler’s historical purchases and contract sales.
Other sales deductions
We offer prompt-pay cash discounts to certain of our customers. Provisions for such discounts are estimated and recorded at the time of sale. We estimate provisions for cash discounts based on contractual sales terms with customers, an analysis of unpaid invoices and historical payment experience. Estimated cash discounts have historically been predictable and less subjective due to the limited number of assumptions involved, the consistency of historical experience and the fact that we generally settle these amounts upon receipt of payment by the customer.
Shelf-stock adjustments are credits issued to our customers to reflect decreases in the selling prices of our products. These credits are customary in the industry and are intended to reduce a customer’s inventory cost to better reflect current market prices. The primary factors we consider when deciding whether to record a reserve for a shelf-stock adjustment include:
•the estimated number of competing products being launched as well as the expected launch date, which we determine based on market intelligence;
•the estimated decline in the market price of our product, which we determine based on historical experience and customer input; and
•the estimated levels of inventory held by our customers at the time of the anticipated decrease in market price, which we determine based upon historical experience and customer input.
Valuation of long-lived assets
As of June 30, 2024, our combined long-lived assets balance, including property, plant and equipment and finite-lived intangible assets, is approximately $2.5 billion. Our finite-lived intangible assets consist of marketed products and license rights, as described below.
Marketed Products. Our developed technology assets subject to amortization have useful lives ranging from 3 years to 11 years, with a weighted average useful life of approximately 8 years. Intellectual property that generates operating profit through sales of products to customers is presented herein as marketed product intangible assets. We determine amortization periods and methods of amortization for marketed product assets based on our assessment of various factors impacting estimated useful lives and the timing and extent of estimated cash flows of the acquired assets, including the strength of the intellectual property protection of the product (if applicable), contractual terms and various other competitive and regulatory issues. Refer to Note 10. Goodwill and Other Intangibles, for additional information about the range of useful lives of certain marketed product assets.
License Rights. Our license rights subject to amortization have useful lives of approximately 5 years, with a weighted average useful life of approximately 5 years. Contracts with other parties that generate operating profit, other than through sales of products to customers, are presented herein as licensed intangible assets. We determine amortization periods for licenses based on our assessment of various factors including the strength of the intellectual property protection of the product (if applicable), contractual terms and various other competitive, developmental and regulatory issues. Refer to Note 10. Goodwill and Other Intangibles, for additional information about the range of useful lives of certain licensed assets.

Long-lived assets are generally initially recorded at fair value if acquired in a business combination, or at cost if acquired in an asset acquisition. To the extent any such asset is deemed to have a finite life and to be held and used, it is amortized over its estimated useful life using either the straight-line method or, in the case of certain assets in certain situations, an accelerated amortization model if such model better reflects the consumption of benefits of the asset. The values of these various assets are subject to continuing scientific, medical and marketplace uncertainty. Factors giving rise to our initial estimate of useful lives are subject to change. Significant changes to any of these factors may result in adjustments to the useful life of the asset and an acceleration of related amortization expense, which could cause our net income (loss) and net income (loss) per share to decrease (increase). Amortization expense is not recorded on assets held for sale.
Long-lived assets are assessed for impairment whenever events or changes in circumstances indicate the assets may not be recoverable. Recoverability of an asset that will continue to be used in our operations is measured by comparing the carrying amount of the asset to the forecasted undiscounted future cash flows related to the asset. In the event the carrying amount of the asset exceeds its undiscounted future cash flows and the carrying amount is not considered recoverable, impairment may exist. An impairment loss, if any, is measured as the excess of the asset’s carrying amount over its fair value, generally determined using an income approach based on a discounted future cash flow method, independent appraisals or binding offers from prospective buyers. An impairment loss would be recognized in the Consolidated Statements of Operations in the period that the impairment occurs.
In the case of long-lived assets to be disposed of by sale or otherwise, including assets held for sale, the assets and the associated liabilities to be disposed of together as a group in a single transaction (the disposal group) are measured at the lower of their carrying amount or fair value less cost to sell. Prior to disposal, losses are recognized for any initial or subsequent write-down to fair value less cost to sell, while gains are recognized for any subsequent increase in fair value less cost to sell, but not in excess of any cumulative losses previously recognized. Any gains or losses not previously recognized that result from the sale of a disposal group shall be recognized at the date of sale.
Our reviews of long-lived assets during the periods covered by this report did not result in any material impairment charges; however, the Predecessor incurred significant impairment charges of our long-lived assets in the past. As of June 30, 2024, the carrying amount of our intangible assets associated with marketed products and license rights totaled approximately $1,953.4 million. Given the significance of our long-lived asset balances, including our intangible assets, we may be subject to future impairment charges which could have a material adverse impact on our financial position and results of operations. Our impairment charges relating to long-lived assets were generally based on fair value estimates determined using discounted cash flow models or, in the case of disposal groups, a market approach. When testing a long-lived asset using a discounted cash flow model, we utilize assumptions related to the future operating performance of the corresponding product based on management’s annual and ongoing budgeting, forecasting and planning processes, which represent our best estimate of future cash flows. These estimates are subject to many assumptions, such as the economic environment in which we operate, demand for our products, competitor actions and factors which could affect our tax rate. Estimated future pre-tax cash flows are adjusted for taxes using a market participant tax rate and discounted to present value using a market participant weighted average cost of capital. Financial and credit market volatility directly impacts certain inputs and assumptions used to develop the weighted average cost of capital such as the risk-free interest rate, industry beta, debt interest rate and certain capital structure considerations. These assumptions are based on significant inputs and judgments not observable in the market, and thus represent Level 3 measurements within the fair value hierarchy. The use of different inputs and assumptions would increase or decrease our estimated discounted future cash flows, the resulting estimated fair values and the amounts of our related impairments, if any. There were no intangible long-lived assets impaired during the periods presented in this report.
Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted with certainty. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a product line in relation to expectations, competitive events affecting the expected future performance of a product line, significant negative industry or economic trends and significant changes or planned changes in our use of the assets.
Each category of long-lived intangible assets is described further below.
Goodwill and indefinite-lived intangible assets
Goodwill and indefinite-lived intangible assets are tested for impairment annually, as of October 1, or when events or changes in circumstances indicate that the asset might be impaired.
If goodwill exists, we perform the goodwill impairment test by estimating the fair value of the reporting units using an income approach that utilizes a discounted cash flow model or, where appropriate, a market approach. Any goodwill impairment charge we recognize for a reporting unit is equal to the lesser of: (i) the total goodwill allocated to that reporting unit and (ii) the amount by which that reporting unit’s carrying amount exceeds its fair value.
Similarly, we perform our indefinite-lived intangible asset impairment tests by comparing the fair value of each intangible asset with its carrying amount. We estimate the fair values of our indefinite-lived intangible assets using an income approach that utilizes a discounted cash flow model. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

The discounted cash flow models reflect our estimates of future cash flows and other factors including estimates of: (i) future operating performance, including future sales, long-term growth rates, gross margins, operating expenses, discount rates and the probability of achieving the estimated cash flows, and (ii) future economic conditions, all of which may differ from actual future cash flows.
There were no impairments of goodwill or indefinite-lived intangible assets during the periods covered by this report; however, the Predecessor incurred significant goodwill and indefinite-lived intangible asset in the past. As of June 30, 2024, we had no goodwill and the carrying amount of our indefinite-lived intangible assets totaled approximately $298.3 million. Given the significance of our indefinite-lived intangible asset balances we may be subject to future impairment charges which could have a material adverse impact on our financial position and results of operations.
Assumptions related to future operating performance are based on management’s annual and ongoing budgeting, forecasting and planning processes, which represent our best estimate of future cash flows. These estimates are subject to many assumptions, such as the economic environment in which we operate, demand for our products, competitor actions and factors which could affect our tax rate. Estimated future pre-tax cash flows are adjusted for taxes using a market participant tax rate and discounted to present value using a market participant weighted average cost of capital. Financial and credit market volatility directly impacts certain inputs and assumptions used to develop the weighted average cost of capital such as the risk-free interest rate, industry beta, debt interest rate and certain capital structure considerations. Where appropriate, the weighted average cost of capital may also incorporate certain risk premiums, such as a company-specific risk premium (CSRP), which represents the incremental return that investors may require to compensate for the risks, uncertainties and variability in our estimated future cash flows. These assumptions are based on significant inputs and judgments not observable in the market, and thus represent Level 3 measurements within the fair value hierarchy. The use of different inputs and assumptions would increase or decrease our estimated discounted future cash flows, the resulting estimated fair values and the amounts of our related impairments, if any.
When testing goodwill for impairment, we also assess the reasonableness of the calculated fair values of our reporting unit by comparing the sum of the reporting units’ fair values to our market capitalization, together with the aggregate estimated fair value of our debt, and/or other observable data points, such as various preliminary indications of value ranges within documents filed with the Bankruptcy Court. We use this comparison to calculate an implied control premium (the excess sum of the reporting units’ fair values over Endo’s market capitalization, together with the aggregate estimated fair value of its debt, and/or observable bids) or an implied control discount (the excess of our market capitalization, together with the aggregate estimated fair value of its debt, and/or observable bids over the sum of the reporting units’ fair values). We evaluates the implied control premium or discount by comparing it to control premiums or discounts of recent comparable market transactions, as applicable. If the control premium or discount is not reasonable in light of comparable recent transactions, or recent movements in the Company’s share price and/or the aggregate estimated fair value of its debt, we reevaluate the fair value estimates of the reporting units to determine whether it is appropriate to adjust discount rates and/or other assumptions. This re-evaluation could correlate to different implied fair values for certain or all of the Company’s reporting units.
Our business is subject to various risks and uncertainties, including those described above and in Note 10. Goodwill and Other Intangibles in the Condensed Consolidated Financial Statements included in Part I, Item 1. If actual results for our business differ from our expectations, as a result of these or other risks and uncertainties, and/or if we make related changes to our projected future cash flows, such changes could result in impairment charges that could be material.
Income taxes
Our income tax expense, deferred tax assets and liabilities, income tax payable and reserves for unrecognized tax benefits reflect our best assessment of estimated current and future taxes to be paid. We are subject to income taxes in the U.S. and numerous other jurisdictions in which we operate. Significant judgments and estimates are required in determining the consolidated income tax expense or benefit for financial statement purposes. Deferred income taxes arise from temporary differences, which result in future taxable or deductible amounts, between the tax basis of assets and liabilities and the corresponding amounts reported in our Consolidated Financial Statements. In assessing the ability to realize deferred tax assets, we consider, when appropriate, future taxable income by tax jurisdiction and tax planning strategies. Where appropriate, we record a valuation allowance to reduce our net deferred tax assets to equal an amount that is more likely than not to be realized. In projecting future taxable income, we consider historical results, adjusted in certain cases for the results of discontinued operations, changes in tax laws or nonrecurring transactions. We incorporate assumptions about the amount of future earnings within a specific jurisdiction’s pretax income, adjusted for material changes included in business operations. The assumptions about future taxable income require significant judgment and, while these assumptions rely heavily on estimates, such estimates are consistent with the plans we are using to manage the underlying business. Future changes in tax laws and rates, including administrative or regulatory guidance, could affect recorded deferred tax assets and liabilities. Any adjustments to these estimates will generally be recorded as an income tax expense or benefit in the period the adjustment is determined.

The calculation of our tax liabilities often involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. A benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained on the basis of the technical merits upon examination, including resolutions of any related appeals or litigation processes. We first record unrecognized tax benefits as liabilities and then adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available at the time of establishing the liability. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment, potentially including interest and penalties, that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences, along with any related interest and penalties, will generally be reflected as increases or decreases to income tax expense in the period in which new information becomes available.
We make an evaluation at the end of each reporting period as to whether or not some or all of the undistributed earnings of our subsidiaries are indefinitely reinvested. Refer to Note 18. Income Taxes in the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for information about our evaluation for the current reporting period and certain associated risks and uncertainties.
Contingencies
Material legal proceedings are discussed in Note 15. Commitments and Contingencies in the Condensed Consolidated Financial Statements included in Part I, Item 1. Liabilities for loss contingencies are recorded in the Condensed Consolidated Statements of Operations when the Company determines that a loss is both probable and reasonably estimable. Legal fees and other expenses related to litigation are expensed as incurred and are generally included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
Due to the fact that loss contingencies are inherently unpredictable, our determination of the probability of loss and the estimated amount of any such loss involve significant judgment. When assessing the probability of loss and the estimate of potential loss we take into account all information to us, including but not limited to the nature and specific facts of the relevant contingency, the merits of our and our counterparty’s legal arguments, our experience with similar current or past contingencies, publicly available information regarding the losses incurred by other companies for similar matters and, in the case of litigation matters involving our products, the nature of the product and the current assessment of the science subject to the proceeding. We also evaluate the likelihood of reaching a settlement agreement, taking into account the costs and risks and uncertainties that may be involved in litigating a dispute.
Our most significant loss contingencies have historically related to litigation claims against us. In order to evaluate whether a litigation claim is probable of loss, it is necessary to have sufficient information about the claim. Without access to and review of such information, we may not be in a position to determine whether a loss is probable. Further, the timing and extent to which we obtain any such information, and our evaluation thereof, is often impacted by items outside of our control including, without limitation, the normal cadence of the litigation process and the provision of claim information to us by plaintiff’s counsel. Accordingly, our assessment of the probability of loss and our estimates of the amount of such loses, if applicable, may change as we receive additional information and/or become aware of additional asserted or unasserted claims against us and such claims proceed to trial, there is a possibility that we could suffer adverse decisions or verdicts of substantial amounts which could be in excess of amounts previously accrued for, if any. Any changes to our liabilities for legal proceedings could have a material adverse effect on our business, financial condition, results of operations and cash flows.
As of June 30, 2024, our accrual for loss contingencies totaled $6.9 million, which represents the present value of remaining future payment obligations associated with the resolutions reached prior to the Effective Date between the Predecessor and the Future Claims Representative.
RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note 4. Summary of Significant Accounting Policies of the Condensed Consolidated Financial Statements included in Part I, Item 1, as applicable.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in the financial markets, including interest rates and foreign currency exchange rates.
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate indebtedness associated with our New Credit Facilities. Borrowings under the New Credit Facilities may from time to time require payments calculated using variable rates, in certain cases subject to a floor. At June 30, 2024, a hypothetical 1% increase in the applicable rate over any applicable floor would have resulted in the incurrence of $15 million of incremental payments (representing the annual rate of incurrence) related to our variable-rate debt borrowings.
As of June 30, 2024, there are no other assets or liabilities with significant interest rate sensitivity.

Foreign Currency Exchange Rate Risk
We operate and transact business in various foreign countries and are therefore subject to risks associated with foreign currency exchange rate fluctuations. The Company manages this foreign currency risk, in part, through operational means including managing foreign currency revenues in relation to same-currency costs and foreign currency assets in relation to same-currency liabilities. The Company is also exposed to potential earnings effects from intercompany foreign currency assets and liabilities that arise from normal trade receivables and payables and other intercompany loans. Additionally, certain of the Company’s subsidiaries maintain their books of record in currencies other than their respective functional currencies. These subsidiaries’ financial statements are remeasured into their respective functional currencies. Such remeasurement adjustments could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The assets and liabilities of certain of our international subsidiaries are also translated to U.S. dollars at period-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in Accumulated other comprehensive income (loss). Gains and losses on foreign currency transactions and short-term intercompany receivables from foreign subsidiaries are included in Other expense, net in the Condensed Consolidated Statements of Operations. Refer to Note 17. Other Expense (Income), Net of the Condensed Consolidated Financial Statements included in Part I, Item 1 for the amounts of Foreign currency loss, net.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2024. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer each concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information required by this item included under Note 15. Commitments and Contingencies of the Condensed Consolidated Financial Statements in Part I, Item 1 of this report is incorporated herein by reference.
Item 1A. Risk Factors
Risk Factor Summary
The following is a summary of the risk factors contained in this Quarterly Report on Form 10-Q that could adversely affect our business, financial condition, results of operations and cash flows. In addition to this summary, we encourage you to carefully review the full risk factors in their entirety.
Business Related Risks
•We operate in a highly competitive industry.
•Other pharmaceutical companies may obtain approval for competing versions of our products.
•Pharmacies or outsourcing facilities may produce compounded versions of our products.
•We may fail to successfully identify, develop, maintain or introduce products.
•Uncertainties exist regarding our acquisition and licensing strategy.
•Asset sales could adversely affect our prospects and opportunities for growth.
•Third-party reimbursement for our products is uncertain.
•Price levels may be reduced because of social or political pressures.
•Our business is highly dependent upon market perceptions of us, our brands and the safety and quality of our products.
•Our business and financial condition may be adversely affected by existing or future legislation and regulations.
•Our customer concentration may adversely affect us.
•We are currently dependent on outside manufacturers for the manufacture of a significant amount of our products.
•We are dependent on third parties to supply raw materials used in our products and to provide services.
•We have limited experience in manufacturing biologic products and may encounter difficulties in our manufacturing processes.
•The DEA could limit the availability of active ingredients and the production of products.
•We rely on our ability to retain our key personnel and to continue to attract additional professional staff.
•Our operations could be disrupted if our information systems fail or are not upgraded or are subject to cyber-attacks.
•We are subject to risks related to our global operations.
•We are subject to risks regarding widespread health problems, including the recent global coronavirus.
•Supply chain and other manufacturing disruptions could negatively impact our businesses.
•We may be impacted by the effects of climate change and encounter challenges implementing sustainability-related measures.
•We are organized in a holding company structure and we are, and will be, dependent upon the results of operations and cash flows of our subsidiaries and distributions we receive from our subsidiaries.
•Changes in tax law could significantly affect our reported earnings and cash flows.
Litigation and Liability Related Risks
•We are regularly the subject of material legal proceedings, including significant lawsuits, product liability claims, governmental investigations and product recalls.
•We may not have and may be unable to obtain or maintain insurance adequate to cover potential liabilities.
Financial and Liquidity Related Risks
•Our ability to fund our operations, maintain adequate liquidity and meet our financing obligations is reliant on our operations, which are subject to significant risks and uncertainties.
•Potential impairments of intangible assets may significantly impact our profitability.
•Our variable rate indebtedness exposes us to interest rate risk, which could cause our debt costs to increase significantly.
•We may not realize the anticipated benefits from our strategic actions.
Legal and Regulatory Related Risks
•Agreements between branded and generic pharmaceutical companies are facing increased government scrutiny.
•We are subject to various laws, court orders and regulations pertaining to the marketing of our products and services.
•The pharmaceutical industry is heavily regulated, which creates uncertainty about our ability to bring new products to market and imposes substantial compliance costs on our business; our failure to comply with these laws and regulations could have a material adverse impact.
•We are subject to complex reporting and payment obligations under Medicaid and other governmental drug pricing programs.
•Decreases in the degree to which individuals are covered by healthcare insurance could result in decreased use of our products.
•Regulatory or other factors may cause interruptions in the manufacturing process.
•We may fail to obtain regulatory approval or maintain compliance with requirements in non-U.S. jurisdictions.

•The use of generic products may be limited through legislative, regulatory and other efforts.
•New tariffs and evolving trade policy between the U.S. and other countries, including China, could adversely affect us.
•We are subject to information privacy and data protection laws that include penalties for noncompliance.
Intellectual Property Related Risks
•Our ability to protect and maintain our proprietary and licensed technology, which is vital to our business, is uncertain.
•Allegations of intellectual property infringement, unfavorable litigation and “at-risk” product launches could adversely affect us.
Risks Related to Plan Effectiveness
•Our actual financial results may vary significantly from the projections filed with the Bankruptcy Court.
•The historical financial information of Endo International plc may not be indicative of our future financial performance.
•The bankruptcy proceedings may adversely affect our operations going forward.
•We may be subject to claims that were not discharged in the bankruptcy proceedings, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
•We may be subject to litigation in connection with the consummation of the Plan on the Effective Date.
•Following the consummation of the Plan, we have a new board of directors.
•The ability to attract and retain key personnel following the consummation of the Plan is critical to the success of our business.
•We have substantial indebtedness following consummation of the Plan which may adversely affect our financial position and operating flexibility.
•The settlement reached with the DOJ in resolution of its pre-bankruptcy criminal and civil investigations of certain Debtors may lead to further disciplinary action.
•Endo, Inc. could incur additional payment obligations pursuant to the U.S. Government Economic Settlement upon the achievement of certain EBITDA outperformance targets.
Risks Related to Ownership of our Common Stock
•The public trading price of our common stock may be volatile and could decline significantly and rapidly.
•An active, liquid and orderly market for our common stock may not develop or be sustained. Investors may be unable to sell their shares of our common stock at or above the price you bought them for.
•We do not intend to pay dividends on our common stock for the foreseeable future.
•None of our stockholders are party to any contractual lock-up agreement or other contractual restrictions on transfer. Sales of substantial amounts of our common stock in the public markets, or the perception that sales might occur, could cause the trading price of our common stock to decline.
•Our business, financial condition and results of operations may differ from any projections that we disclose or any information that may be attributed to us by third parties.
•If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the trading price of our common stock and trading volume could decline.
•Additional issuances of our common stock could result in significant dilution to our stockholders.
•Certain stockholders, if they choose to act together, will have the ability to control all matters submitted to stockholders for approval, including controlling the outcome of director elections.
•Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and depress the market price of our common stock.
•Our governing documents also provide that the Delaware Court of Chancery is the sole and exclusive forum for substantially all disputes between us and our stockholders and federal district courts are the sole and exclusive forum for Securities Act claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

The following risk factors could adversely affect our business, financial condition, results of operations and cash flows. These are not the only risks facing the Company. Other risks and uncertainties, including those not currently known to us or that we currently deem to be immaterial, could also adversely affect our business, financial condition, results of operations and cash flows.
Risks Related to our Business and Industry
We operate in a highly competitive industry.
The pharmaceutical industry is intensely competitive and we face competition in both our U.S. and international branded and generic pharmaceutical businesses. Competitive factors include, without limitation, product development, technological innovation, safety, efficacy, commercialization, marketing, promotion, product quality, price, cost-effectiveness, reputation, service, patient convenience and access to scientific and technical information. Many of our competitors have, and future competitors may have, greater resources than we do, and we cannot predict with certainty the timing or impact of competitors’ products and commercialization strategies. Furthermore, recent market consolidation in this industry may further concentrate financial, technical and market strength and increase competitive pressure in the industry. In addition, our competitors may make greater R&D investments and have more efficient or superior processes and systems and more experience in the development of new products that permit them to respond more quickly to new or emerging technologies and changes in customer demand which may make our products or technologies uncompetitive or obsolete. Furthermore, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection and may establish collaborative arrangements for competitive products or programs. If we fail to compete successfully, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Certain of our branded products do not currently compete with on-market generic products but are likely to face generic competition in the future. The entrance of generic competitors can occur at any time and cannot be predicted with certainty. For additional information on our patent protection, see “Business—Patents, Trademarks, Licenses and Proprietary Property” in the Registration Statement Generic products we currently sell with generic exclusivity could in the future be subject to competition from other generic competitors. Many of our products, including XIAFLEX®, TESTOPEL®, SUPPRELIN® LA, ADRENALIN® and VASOSTRICT®, are also subject to competitive risks. During the first quarter of 2022, multiple competitive generic alternatives to VASOSTRICT® were launched, beginning with a generic that was launched at risk and began shipping toward the end of January 2022. Since then, additional competitive alternatives entered the market, including authorized generics.
Manufacturers of generic products typically invest far less in R&D than research-based companies. Additionally, generic competitors, including Asian or other overseas generic competitors, may be able to manufacture products at costs lower than us. For these reasons, competitors may price their products lower than ours, and such differences could be significant. Due to lower prices, generic versions, where available, may be substituted by pharmacies or required in preference to branded versions under third-party reimbursement programs. As a result, generic competition could have a material adverse effect on our business, financial condition, results of operations and cash flows. Legislation encouraging early and rapid approval of generic drugs could also increase the degree of generic competition we face. For example, the U.S. federal government has taken numerous legislative and regulatory actions to expedite the development and approval of generic drugs and biosimilars. Congress, the FDA and other regulatory agencies are considering, and have enacted, various legislative and regulatory initiatives focused on drug competition, including legislation focused on drug patenting and the provision of drugs to generic applicants for testing. See “If other pharmaceutical companies use litigation and regulatory means to obtain approval for generic, biosimilar, OTC or other competing versions of our products, our sales may suffer.”
In addition, our generics business faces competition from brand-name pharmaceutical companies, which have taken and may continue to take aggressive steps to thwart or delay competition from generic equivalents of their brand-name products, including bringing litigation alleging patent infringement or other violations of intellectual property rights. The actions taken by competing brand-name pharmaceutical companies may increase the costs and risks associated with our efforts to introduce generic products and may delay or prevent such introduction altogether. For example, if a brand-name pharmaceutical company’s patent were held to be valid and infringed by our generic products in a particular jurisdiction, we would be required to either obtain a license from the patent holder or delay or cease the manufacture and sale of such generic product. Any of these factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our sales may also suffer as a result of changes in consumer demand for our products, including as a result of fluctuations in consumer buying patterns, changes in market conditions or actions taken by our competitors, including the introduction of new products or price reductions for existing products. Any of these factors or any event that adversely affects XIAFLEX® or the market for XIAFLEX® could have a material adverse effect on our business, financial condition, results of operations and cash flows.
If other pharmaceutical companies use litigation and regulatory means to obtain approval for generic, biosimilar, OTC or other competing versions of our products, our sales may suffer.
Various manufacturers have filed Abbreviated New Drug Applications (ANDA), seeking FDA approval for generic versions of certain of our key pharmaceutical products. In connection with such filings, these manufacturers have challenged the validity and/or enforceability of one or more of the underlying patents protecting our products. Many of our products, including TESTOPEL®,

SUPPRELIN® LA, ADRENALIN® and VASOSTRICT®, face generic and/or other forms of competition and such competition is expected to increase in the future. Any launch of competing versions of any of our products, including XIAFLEX®, could decrease the revenue of such products, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our practice is to vigorously defend and pursue all available legal and regulatory avenues in defense of the intellectual property rights protecting our products. Despite our efforts, litigation is inherently uncertain, and we cannot predict the timing or outcome of our efforts. If we are not successful in defending our intellectual property rights or opt to settle, or if a product’s marketing or data exclusivity rights expire or become otherwise unenforceable, our competitors could ultimately launch generic, biosimilar, OTC, or other competing versions of our products. Upon the loss or expiration of patent protection for one of our products, or upon the “at-risk” launch (despite pending patent infringement litigation against the generic product) by a generic manufacturer of a generic version of one of our patented products, our sales and revenues of the affected products would likely decline rapidly and materially, which could require us to write off a portion or all of the intangible assets associated with the affected product and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
There are currently pending legal proceedings brought by us and/or our subsidiaries and, in certain cases, our third-party partners, against manufacturers seeking FDA approval for generic versions of our products.
We also believe it is likely that manufacturers may seek FDA approvals for generic, OTC or other competing versions of other of our key pharmaceutical products, either through the filing of ANDAs, through the OTC monograph process or through the use of other means.
If pharmacies or outsourcing facilities produce compounded versions of our products, our sales may suffer.
Compounded drugs do not typically require the same R&D investments as either branded or generic drugs and, therefore, can compete favorably on price with both branded and generic versions of a drug. See “Business—Governmental Regulation” in the Registration Statement for further information. The introduction of compounded versions of our products by pharmacies or outsourcing facilities could have a material adverse effect on our business, financial condition, results of operations and cash flows.
If we fail to successfully identify and develop additional branded and generic pharmaceutical products, obtain and maintain exclusive marketing rights for our branded and generic products or fail to introduce branded and generic products on a timely basis, our revenues, gross margin and operating results may decline.
Our financial results depend, to a significant extent, upon our ability, and the ability of our partners, to identify, develop, obtain regulatory approval for, launch and commercialize a pipeline of commercially successful branded and generic products, including first-to-file or first-to-market opportunities. Due to the significant competition we face and the importance of being the first (or one of the first) to market, no assurances can be given that we will be able to develop, introduce and maintain commercially successful products in the future. Competition could cause our revenues to decrease significantly, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Identifying and developing additional product candidates are prone to risks of failure inherent in product development. We conduct R&D to enable us to manufacture and market pharmaceutical products in accordance with specific government regulations. Much of our product development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology. Typically, expenses related to research, development and regulatory approval of compounds for our branded products are significantly greater than those expenses associated with generic products. Should we expand our R&D efforts, our research expenses are likely to increase. Because of the inherent risk associated with R&D efforts in the healthcare industry, particularly with respect to new products, our R&D expenditures may not result in the successful regulatory approval and introduction of new products and failure in the development of any new product can occur at any point in the process, including late in the process after substantial investment. Also, after we submit a regulatory application, the relevant governmental health authority may require that we conduct additional studies. As a result, we may be unable to reasonably predict the total R&D costs to develop a particular product and there is a significant risk that the funds we invest in R&D will not generate financial returns. In addition, our operating results and financial condition may fluctuate as the amount we spend to research and develop, commercialize, acquire or license new products, technologies and businesses changes.
The process of developing and obtaining regulatory approvals for new products is time-consuming, costly and inherently unpredictable. Even if we are able to identify and develop additional product candidates, we may fail to obtain exclusive marketing rights, such as the 180-day ANDA first-filer marketing exclusivity period provided for in the Hatch-Waxman amendments to the FFDCA, or the 180-day exclusivity for competitive generic therapies established by the FDA Reauthorization Act of 2017, for such product candidates. Even if we were to secure such exclusivities, risks associated with securing timely approval, as well as risks of unfavorable litigation dispositions, put such exclusivities at risk of being forfeited. The approval of our ANDAs may also be stayed by the FDA for up to 30 months if such ANDAs become the subject of patent litigation. Even where we are awarded marketing exclusivity, we may be required to share our exclusivity period with other ANDA applicants or with authorized generics that are not prohibited from sale during the 180-day marketing exclusivity period. Our revenues have historically included sales of generic products with limited competition resulting from marketing exclusivity or other factors, and the failure to timely and effectively file any NDA, ANDA, Biologics License Application (BLA) or Supplemental Biologics License Application (sBLA) with the FDA or similar filings with other regulatory agencies, or to partner with parties that have obtained marketing exclusivity, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Furthermore, the successful commercialization of a product is subject to a number of factors, including:
•the effectiveness, ease of use and safety of our products as compared to existing products;
•customer demand and the willingness of physicians and customers to adopt our products over products with which they may have more loyalty or familiarity and overcoming any biases toward competitors’ products or against our products;
•the cost of our products compared to alternative products and the pricing and commercialization strategies of our competitors;
•the success of our launch and marketing efforts;
•adverse publicity about us, our products, our competitors and their products or the industry as a whole or favorable publicity about competitors or their products;
•the advent of new and innovative alternative products;
•any unforeseen issues or adverse developments in connection with our products and any resulting litigation, regulatory scrutiny and/or harm to our reputation; and
•other risks that may be out of our control, including the decision by a collaboration partner to make substantial changes to a product’s formulation or design, or a collaboration partner refusing to perform its obligations under our collaboration agreement, which may cause delays and additional costs in developing and marketing a product.
The success of our acquisition and licensing strategy is subject to uncertainty and acquisitions or licenses may reduce our earnings, be difficult to integrate, not perform as expected or require us to obtain additional financing.
We regularly evaluate selective acquisitions and at any given time, we may be seeking to enhance our product line by acquiring rights to additional products and compounds. Such acquisitions may be carried out through corporate acquisitions, asset acquisitions, licensing or joint venture arrangements. However, we may not be able to complete acquisitions, obtain licenses or enter into arrangements that meet our target criteria on satisfactory terms, if at all. For example, we may not be able to identify suitable acquisition candidates. In addition, any acquisition of assets and rights to products and compounds may fail to accomplish our strategic objective and may not perform as expected. Further, if we are unable to maintain, on commercially reasonable terms, product, compound or other licenses that we have acquired, our ability to develop or commercialize our products may be inhibited. In order to continue to develop and broaden our product range, we must compete to acquire assets. Our competitors may have greater resources than us and therefore be better able to complete acquisitions or licenses, which could cause us to be unable to consummate acquisitions, licensing agreements or cause the ultimate price we pay to increase. If we fail to achieve our acquisition or licensing goals, our growth may be limited.
Acquisitions of companies may expose us to additional risks, which may be beyond our control and may have a material adverse effect on our business, financial condition, results of operations and cash flows. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, we may be required to devote significant management attention and resources to the integration of an acquired business into our practices and operations. Any integration process may be disruptive and may not achieve realization of expected benefits. The difficulties of combining operations of companies include, among others:
•diversion of management’s attention to integration matters;
•difficulties in achieving anticipated cost or tax savings, synergies, business opportunities and growth prospects from the combination of the businesses;
•difficulties in the integration of operations and systems;
•the impact of pre-existing legal and/or regulatory issues;
•difficulties in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the companies;
•difficulties in the assimilation of employees and retention of key personnel;
•difficulties in managing the expanded operations of a larger and more complex company;
•challenges in retaining existing customers and obtaining new customers;
•potential unknown liabilities or larger liabilities than projected;
•unforeseen increases to expenses or other adverse consequences; and
•difficulties in coordinating a geographically dispersed organization.
In addition, any acquisitions may result in material unanticipated problems, expenses, liabilities, competitive responses and loss or disruption of relationships with customers, suppliers, partners, regulators and others with whom we have business or other dealings.
The benefits of mergers and acquisitions are also subject to a variety of other factors, many of which are beyond our ability to control, such as changes in the rate of economic growth in jurisdictions in which the combined company will do business, the financial performance of the combined business in various jurisdictions, currency exchange rate fluctuations and significant changes in trade, monetary or fiscal policies, including changes in interest rates and tax law of the jurisdictions in which the combined company will do business. The impact of these factors, individually and in the aggregate, is difficult to predict, in part because the occurrence of the events or circumstances relating to such factors may be interrelated, and the impact to the combined company of the occurrence of any one of these events or circumstances could be compounded or, alternatively, reduced, offset or more than offset by the occurrence of one or more of the other events or circumstances relating to such factors.
In addition, based on current acquisition prices in the pharmaceutical industry, acquisitions could decrease (increase) our net income (loss) per share and add significant intangible assets and related amortization or impairment charges. Our acquisition strategy may require us to obtain additional debt or equity financing, resulting in additional debt obligations, increased interest expense (particularly in the currently rising interest rate environment) or dilution of equity ownership. We may not be able to finance acquisitions on terms satisfactory to us, or at all.
We may decide to sell assets, which could adversely affect our prospects and opportunities for growth.
At any time and from time to time, we may consider selling certain assets if we determine that such assets are not critical to our strategy or we believe the opportunity to monetize the asset is attractive or for various other reasons, including for the reduction of indebtedness. For example, as further discussed in Note 4, “Discontinued Operations and Asset Sales,” in the audited consolidated financial statements of Endo International plc included in the Registration Statement, in both 2021 and 2022, Endo International plc divested of certain assets related to the retail generics business. Endo International plc also divested of certain intellectual property rights throughout each of the past three years. Although our preference is to engage in asset sales only if they advance or otherwise support our overall strategy, we may decide to sell assets in response to liquidity needs, and any such sale could reduce the size or scope of our business, our market share in particular markets or our opportunities with respect to certain markets, products or therapeutic categories. As a result, any such sale could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The availability of third-party reimbursement for our products is uncertain, and we may find it difficult to maintain current price levels. Additionally, the market may not accept those products for which third-party reimbursement is not adequately provided, and government-led efforts may seek to legislate or otherwise effect lower prices for our products.
Our ability to commercialize our products depends, in part, on the extent to which reimbursement for the costs of these products is available from government healthcare programs, such as Medicaid and Medicare, private health insurers and others. We cannot be certain that, over time, third-party reimbursements for our products will be adequate for us to maintain price levels sufficient for realization of an appropriate return on our investment. Government payers, private insurers and other third-party payers are increasingly attempting to contain healthcare costs by: (i) limiting both coverage and the level of reimbursement (including adjusting co-pays) for products; (ii) refusing, in some cases, to provide any coverage for off-label uses for products; and (iii) requiring or encouraging, through more favorable reimbursement levels or otherwise, the substitution of generic alternatives to branded products. For instance, government agencies or third-party payers could attempt to reduce reimbursement for physician administered products through their interpretation of complex government price reporting obligations and payment and reimbursement coding rules, and could attempt to reduce reimbursement for separate physician administered products that share an active ingredient by requiring the blending of sales and pricing information in the same payment and reimbursement code.
There have been several recent U.S. Congressional inquiries, hearings and proposed and enacted federal and state legislation and rules, as well as executive orders, designed to, among other things: (i) reduce or limit the prices of drugs and make them more affordable for patients, such as by tying the prices that Medicare reimburses for physician administered drugs to the prices of drugs in other countries; (ii) reform the structure and financing of Medicare Part D pharmaceutical benefits, including through increasing manufacturer contributions to offset Medicare beneficiary costs; (iii) bring more transparency to how manufacturers price their medicines; (iv) enable the government to directly negotiate prices for drugs covered under Medicare; (v) revise rules associated with the calculation of Medicaid Average Manufacturer Price and Best Price, including with regard to the manner in which pharmaceutical manufacturers may provide copayment assistance to patients and the identification of “line extension” drugs, which affect the amount of rebates that manufacturers must pay on prescription drugs under Medicaid; (vi) eliminate anti-kickback statute discount safe harbor protection for manufacturer rebate arrangements with Medicare Part D Plan Sponsors and pharmacy benefit managers on behalf of Part D Plan Sponsors; (vii) create new anti-kickback statute safe harbors applicable to certain point-of-sale discounts to patients and fixed-fee administrative fee payment arrangements with pharmacy benefit managers; and (viii) facilitate the importation of certain lower-cost drugs from other countries. In addition, state legislatures and regulatory agencies have enacted legislation and regulations designed to control pharmaceutical and biological product pricing, including restrictions on pricing or reimbursement at the state government level, marketing cost disclosure and transparency measures, and, in some cases, policies to encourage importation of drugs from other countries (subject to federal approval) and bulk purchasing, including the National Medicaid Pooling Initiative. While we cannot predict the final form of any pending legislative, regulatory and/or administrative measures, as well as the impact of any ongoing or future legal challenges to such measures, some of the pending and enacted legislative proposals or executive rulemaking, such as those incorporating Most-Favored-Nation models, could significantly reduce the coverage and levels of reimbursement for products.

In addition, in August 2022, the United States enacted the Inflation Reduction Act of 2022, as amended (the IRA). Subject to subsequent rulemaking, this act, among other changes: (i) gives HHS the ability and authority to directly negotiate with manufacturers the price that Medicare will pay for certain drugs; (ii) requires manufacturers of certain Part B and Part D drugs to issue rebates to HHS based on certain calculations and triggers, such as when drug price increases outpace the rate of inflation; (iii) places certain limitations on out-of-pocket spending for Medicare Part D enrollees; (iv) implements a 15% corporate alternative minimum tax on book income on corporations whose average annual adjusted financial statement income during the most recently-completed three-year period exceeds $1.0 billion; (v) implements a 1% excise tax on net stock repurchases; and (vi) implements several tax incentives to promote clean energy. These provisions started taking effect incrementally in late 2022 and currently are subject to various legal challenges. For example, the U.S. Centers for Medicare and Medicaid Services (CMS), has released initial revised guidance addressing the Medicare Part B and Medicare Part D inflation rebate provisions of the IRA. In addition, in June 2023, CMS released revised guidance setting forth the requirements and procedures for implementing the Medicare Drug Price Negotiation Program for the first round of drug pricing evaluations, which occurred in 2023 and will continue in 2024, resulting in prices effective in 2026; our revenues may be significantly impacted if one or more of our products are eventually selected for evaluation under this program. While the impact of the IRA was not material to us in 2022 or 2023, we are continuing to evaluate the act and its requirements, as well as any potential impact on our business. It is possible that the act will have a material adverse effect on our business, financial condition, results of operations and cash flows in the future.
The unavailability of, or a reduction in, the reimbursement of our products could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may experience pricing pressure on our products due to social or political pressures, which would reduce our revenue and future profitability.
We may experience downward pricing pressure on our products due to social or political pressures, which would reduce our revenue and future profitability. Price increases have resulted in increased public and governmental scrutiny of the cost of pharmaceutical products. For example, U.S. federal prosecutors have issued subpoenas to pharmaceutical companies in connection with an investigation into pricing practices conducted by the DOJ. Several state attorneys general also have commenced drug pricing investigations and filed lawsuits against pharmaceutical companies, and the U.S. Senate has investigated a number of pharmaceutical companies relating to price increases and pricing practices. Our revenue and future profitability could be negatively affected if these or other inquiries were to result in legislative or regulatory proposals limiting our ability to increase or maintain the prices of our products.
In addition, the federal government and a number of federal legislators continue to scrutinize pharmaceutical prices and seek ways to lower prices. For example, recent legislation, including the IRA, seeks to reduce prescription drug costs in a variety of ways.
Our business is highly dependent upon market perceptions of us, our brands and the safety and quality of our products and similar products, and may be adversely impacted by negative publicity or findings.
We are dependent on market perceptions and consumer preferences. Negative publicity or findings associated with product quality, safety, efficacy, patient illness, side effects or other adverse effects related to, or perceived to be related to, our products, or similar products, or our or our partners’ and suppliers’ manufacturing facilities, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Market perceptions and consumer preferences are very important to our business, especially with respect to our brands, company name and the safety and quality of our products. Our products and similar products are subject to market withdrawal or recall and may be claimed or proven to be ineffective or harmful to consumers.
Our products may cause known or unknown adverse or other side effects. If we or our partners, suppliers or brands are negatively impacted by publicity, media coverage, market perception or consumer preference, it could impact the commercial viability of our products, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The pharmaceutical supply chain has been increasingly challenged by the vulnerability of distribution channels to illegal counterfeiting and the presence of counterfeit products in a growing number of markets and over the internet. Third parties may illegally distribute and sell counterfeit versions of our products that do not meet the rigorous manufacturing and testing standards that our products undergo. Counterfeit products are frequently unsafe or ineffective and can be potentially life-threatening. Counterfeit medicines may contain harmful substances, the wrong dose of active pharmaceutical ingredients (APIs) or no API at all. However, to distributors and users, counterfeit products may be visually indistinguishable from the authentic version.
Negative posts or comments about us on any social networking website could seriously damage our reputation. The inappropriate use of certain social media vehicles could cause brand damage or information leakage or could lead to legal implications from the improper collection and/or dissemination of personally identifiable information or the improper dissemination of material non-public information.

Unfavorable media coverage or negative publicity about us or our products could have an adverse effect on the potential size of the market for new or existing products and could decrease revenues and royalties, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our business and financial condition may be adversely affected by existing or future legislation and regulations.
We cannot predict with any certainty how existing laws may be applied or how laws or legal standards may change in the future. Current or future legislation and regulations, whether state or federal, or in any of the non-U.S. jurisdictions with authority over our operations, may have a material adverse effect on our business, financial condition, results of operations and cash flows.
In Canada, certain regulations increase the risk that the prices of our pharmaceutical products could be deemed excessive or otherwise result in us having to reduce the prices of our products or increase the payments we make to the Canadian government.
Current or future laws or regulations could have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Business—Governmental Regulation” in the Registration Statement for further information.
Our customer concentration may adversely affect our financial condition and results of operations.
We primarily sell our products to wholesalers, retail drug store chains, supermarket chains, mass merchandisers, distributors, mail order accounts, hospitals and/or government agencies. Our wholesalers and/or distributors purchase products from us and, in turn, supply products to retail drug store chains, independent pharmacies, hospitals, long-term care facilities, clinics, home infusion pharmacies, government facilities and managed care organizations (MCOs). Our current customer group reflects significant consolidation in recent years, marked by mergers and acquisitions and other alliances. Consolidations and joint purchasing arrangements have resulted in increased pricing and other competitive pressures on pharmaceutical companies, including us. Additionally, the emergence of large buying groups representing independent retail pharmacies and other distributors and the prevalence and influence of MCOs and similar institutions have increased the negotiating power of these groups, enabling them to attempt to extract various demands, including without limitation, price discounts, rebates and other restrictive pricing terms. These competitive trends could continue in the future and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Refer to the Company’s Registration Statement for additional information about the customers that have contributed more than 10% or more of total consolidated revenues for the years ended December 31, 2023, 2022 and 2021.
There have not been significant changes in such customers and percentages for the periods covered by this report. Net revenues from these customers are generally included within each of our segments. XIAFLEX® sales account for a significant portion of our total revenues and a significant portion of net revenues from certain of these customers. Accordingly, our revenues, financial condition or results of operations may also be unduly affected by fluctuations in the buying or distribution patterns of these customers, particularly with respect to XIAFLEX® sales. These fluctuations may result from seasonality, pricing, wholesaler inventory objectives or other factors. These customers are generally not contractually obligated to purchase a minimum amount of product from us. If we were to lose the business of any of these customers, or if any were to fail to pay us on a timely basis, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are currently dependent on outside manufacturers for the manufacture of a large number of our products; therefore, we have and expect to continue to have limited control of the manufacturing process and related costs. Certain of our manufacturers currently constitute the sole source of one or more of our products.
We rely on third parties to manufacture a large number of our products pursuant to contractual arrangements. Certain of our manufacturers currently constitute the sole source of our products. For example, Teikoku Seiyaku Co., Ltd. is our sole source of our lidocaine patch 5% product. As a result of the sale of certain of our manufacturing facilities and related assets, our reliance on third-party manufacturers has increased. Because of contractual restraints and the lead-time necessary to obtain FDA approval, DEA registration of a new manufacturer and/or obtain any applicable state licenses, there are no readily accessible alternatives to these manufacturers and replacement of any of these manufacturers may be expensive and time consuming and may cause interruptions in our supply of products to customers. Our business and financial viability are dependent on these third-party manufacturers for continued manufacture of our products, the continued regulatory and legal compliance of these manufacturers and the strength, validity and terms of our various contracts with these manufacturers. Any interruption or failure by these manufacturers to meet their obligations pursuant to various agreements with us on schedule or in accordance with our expectations, or any termination by these manufacturers of our supply arrangements, which, in each case, could be the result of one or many factors outside of our control, or any failure to meet regulatory or legal requirements could delay or prevent our ability to achieve sales expectations, cause interruptions in our supply of products to customers, cause us to incur failure-to-supply penalties, disrupt our operations or cause reputational harm to our company, any or all of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are dependent on third parties to supply raw materials and API used in our products and in our product development activities and to provide services for certain core aspects of our business. Any interruption, delay, inability, mistake or failure by suppliers, distributors and collaboration partners to meet our projected timelines or their contractual obligations with us or to comply with regulatory and legal requirements could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We rely on third parties to supply raw materials and API used in our products and in our product development activities. In addition, we rely on third-party suppliers, distributors, manufacturers and collaboration partners to provide services for certain core aspects of our business, including manufacturing, product approval, development and commercialization, packaging, shipping, warehousing, distribution, customer service support, medical affairs services, clinical studies, sales and other technical and financial services. Third-party suppliers and contractors are subject to FDA, DEA, state and foreign regulatory and legal requirements. Our business and financial viability are dependent on the continued supply of goods and services by these third parties, the regulatory and legal compliance of these third parties and on the strength, validity and terms of our various contracts with these third parties. Any interruption, delay, inability, mistake or failure by our suppliers, distributors and collaboration partners to meet our projected timelines or their contractual obligations with us on schedule or in accordance with our expectations, or any termination by these third parties of their arrangements with us, which, in each case, could be the result of one or many factors outside of our control, could delay or prevent the development, approval, manufacture, launch or commercialization of our products, result in non-compliance with applicable laws and regulations, cause us to incur failure-to-supply penalties, disrupt our operations or cause reputational harm to our company, any or all of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may also be unsuccessful in resolving any underlying issues with such suppliers, distributors, manufacturers and partners or replacing them within a reasonable time and on commercially reasonable terms.
APIs imported into the European Union (EU) must be certified as complying with the good manufacturing practice standards established by the EU, as stipulated by the International Conference for Harmonization. These regulations place the certification requirement on the regulatory bodies of the exporting countries. Accordingly, the national regulatory authorities of each exporting country must: (i) ensure that all manufacturing plants within their borders that export API into the EU comply with EU manufacturing standards, and (ii) for each API exported, present a written document confirming that the exporting plant conforms to EU manufacturing standards. The imposition of this responsibility on the governments of the nations exporting API may cause a shortage of API necessary to manufacture our products, as certain governments may not be willing or able to comply with the regulation in a timely fashion, or at all.
A shortage in API may cause us to cease manufacturing of certain products or to incur costs and delays to qualify other suppliers to substitute for those API manufacturers unable to supply us, or delay or prevent us from developing, commercializing, launching or obtaining approval for new products. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are dependent on third parties to provide us with various estimates as a basis for our financial reporting. While we undertake certain procedures to review the reasonableness of this information, we cannot obtain absolute assurance over the accounting methods and controls over the information provided to us by third parties. As a result, we are at risk of them providing us with erroneous data which could impact our reporting. See Part I, Item 2, “Critical Accounting Estimates” for information about our most significant accounting estimates.
We may encounter difficulties in our manufacturing processes for our biologics products, which could materially adversely affect our results of operations or delay or disrupt the manufacture and supply of those products which are reliant upon our manufacturing operations.
The manufacture of biologic products requires significant expertise and capital investment. We manufacture collagenase clostridium histolyticum (CCH), which is included in XIAFLEX®, in our Horsham, Pennsylvania facility. Biologics such as CCH require processing steps that are highly complex and generally more difficult than those required for most chemical pharmaceuticals. In addition, TESTOPEL® is manufactured using a unique, proprietary process. If the manufacturing processes are disrupted at the facilities where our biologic products are manufactured, it may be difficult to find alternate manufacturing sites. We may encounter difficulties with the manufacture of CCH and the active ingredient of TESTOPEL®, which could delay, disrupt or halt our manufacture of such products and/or product candidates, result in supply disruption or delay, product recalls, market withdrawals or product liability claims, require write-offs or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

The DEA limits the availability of the active ingredients used in many of our products as well as the production of these products, and, as a result, our procurement and production quotas may not be sufficient to meet commercial demand or complete clinical trials.
The DEA limits the availability of the active ingredients used in many of our products and sets a quota on the production of these products. We, or our contract manufacturing organizations, must annually apply to the DEA for procurement and production quotas in order to obtain these substances and produce our products. As a result, our procurement and production quotas may not be sufficient to meet commercial demand or to complete clinical trials. Moreover, the DEA may adjust these quotas from time to time during the year. Any delay or refusal by the DEA in establishing our quotas, or modification of our quotas, could delay or result in the stoppage of clinical trials or product launches, or could cause trade inventory disruptions for those products that have already been launched, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
If we are unable to retain our key personnel and continue to attract additional professional staff, we may be unable to maintain or expand our business.
Because of the specialized scientific nature of our business, our ability to develop products and to compete with our current and future competitors will remain highly dependent, in large part, upon our ability to attract and retain qualified scientific, technical and commercial personnel. The loss of key scientific, technical and commercial personnel or the failure to recruit additional key scientific, technical and commercial personnel could have a material adverse effect on our business, financial condition, results of operations and cash flows. While we have consulting agreements with certain key individuals and institutions and have employment agreements with our key executives, we may be unsuccessful in retaining personnel or their services under existing agreements. There is intense competition for qualified personnel in our industry, and we may be unable to continue to attract and retain the qualified personnel necessary for the successful development of our business.
Our operations could be disrupted if our information systems fail or are not upgraded or are subject to cyber-attacks.
Our business depends on the efficient and uninterrupted operation of our computer and communications systems and networks, hardware and software systems and our other information technology. As such, we continuously invest financial and other resources to maintain, enhance, further develop, replace or add to our information technology infrastructure. Such efforts carry risks such as cost overruns, project delays and business interruptions, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, these measures are not guaranteed to protect against all cybersecurity incidents.
In the ordinary course of our business, we collect and maintain information, which includes confidential, proprietary and personal information regarding our customers and employees, in digital form. Data maintained in digital form is subject to risk of cyber-attacks, which are increasing in frequency and sophistication and are made by groups and individuals with a wide range of motives and expertise, including criminal groups, “hackers” and others. Cyber-attacks could include the deployment of harmful malware, viruses, worms, denial-of-service attacks, ransomware, phishing, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Despite our efforts to monitor and safeguard our systems to prevent data compromise, the possibility of a future data compromise cannot be eliminated entirely, and risks associated with intrusion, tampering and theft remain. If our systems were to fail or we are unable to successfully expand the capacity of these systems, or we are unable to integrate new technologies into our existing systems, our operations and financial results could suffer.
We also have outsourced certain elements and functions of our operations, including elements of our information technology infrastructure, to third parties, some of which operate outside the United States. As a result, we manage many independent vendor relationships with third parties who may or could have access to our confidential information. The size and complexity of our and our vendors’ systems make such systems potentially vulnerable to service interruptions and to security breaches from inadvertent or intentional actions by our employees, our partners, our vendors or other third parties, or from attacks by malicious third parties.
Our and our vendors’ information technology operations are spread across multiple, sometimes inconsistent platforms, which pose difficulties in maintaining data integrity across systems. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional or improper dissemination or destruction of confidential information stored in our systems.
Any breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information or other confidential information, whether as a result of theft, fraud, cyber-attacks, hacking, trickery or other forms of deception or any other cause, could enable others to produce competing products, use our proprietary technology or information and/or adversely affect our business position. Further, any such interruption, security breach, loss or disclosure of confidential, proprietary or personal information could result in financial, legal, business and reputational harm to our company and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The risks related to our global operations may adversely impact our revenues, results of operations and financial condition.
In the Predecessor period from January 1, 2024 through April 23, 2024 and the six months ended June 30, 2024 of the Successor, approximately 5% of the business’s total revenues were from customers outside the United States. In the year ended December 31, 2023, approximately 4% of the Predecessor business’s total revenues were from customers outside the United States.

Some of these sales were to governmental entities and other organizations with extended payment terms. Conducting business internationally, including the sourcing, manufacturing, development, sale and distribution of our products and services across international borders, subjects us to extensive U.S. and foreign governmental trade regulations, such as various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act (the FCPA), export control laws, customs and import laws and anti-boycott laws. The FCPA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. We cannot provide assurance that our internal controls and procedures will always protect us from criminal acts committed by our employees or third parties with whom we work. If we are found liable for violations of the FCPA or other applicable laws and regulations, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, we could suffer significant criminal, civil and administrative penalties, including, but not limited to, imprisonment of individuals, fines, denial of export privileges, seizure of shipments, restrictions on certain business activities and exclusion or debarment from government contracting, as well as reputational harm. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.
In addition, some countries where we source, develop, manufacture or sell products are subject to political, economic and/or social instability. Our non-U.S. R&D, manufacturing and sales operations expose us and our employees, representatives, agents and distributors to risks inherent in operating in non-U.S. jurisdictions. For example, we currently perform significant R&D and manufacturing operations in India and may expand these operations. A disruption in our Indian operations could have a material adverse effect on our business, financial condition, results of operations and cash flows. Risks associated with our global operations include, among others:
•the imposition of additional U.S. and non-U.S. governmental controls or regulations;
•the imposition of costly and lengthy new export licensing requirements;
•the imposition of U.S. and/or international sanctions against a country, company, person or entity with whom we do business that would restrict or prohibit continued business with the sanctioned country, company, person or entity;
•economic or political instability or disruptions, including local or regional instability, civil unrest or hostilities, rioting, military activity, terror attacks or armed hostilities;
•disruptions due to natural disasters, earthquakes, cyclones, tornados, typhoons, flooding, droughts, landslides, geological events or severe weather events which may be exacerbated by the effects of climate change;
•changes in duties and tariffs, license obligations and other non-tariff barriers to trade;
•the imposition of new trade restrictions including foreign exchange controls;
•supply disruptions and increases in energy and transportation costs;
•the imposition of restrictions on the activities of foreign agents, representatives and distributors;
•changes in global tax laws and/or the imposition by tax authorities of significant fines, penalties and additional taxes;
•pricing pressure that we may experience internationally;
•fluctuations in foreign currency exchange rates;
•competition from local, regional and international competitors;
•difficulties and costs of staffing and managing foreign operations, including cultural differences and additional employment regulations, union workforce negotiations and potential disputes in the jurisdictions in which we operate;
•difficulties and costs of obtaining and maintaining labs, R&D sites, manufacturing facilities and other locations in which we operate;
•pandemics, epidemics or outbreaks of infectious diseases as described under “—Widespread health problems could materially and adversely affect our business”;
•laws and business practices favoring local companies;
•difficulties in enforcing or defending intellectual property rights; and
•exposure to different legal and political standards due to our conducting business in foreign countries.
We also face the risk that some of our competitors have more experience with operations in such countries or with international operations generally and may be able to manage unexpected crises more easily. Furthermore, whether due to language, cultural or other differences, public and other statements that we make may be misinterpreted, misconstrued or taken out of context in different jurisdictions. Moreover, the internal political stability of, or the relationship between, any country or countries where we conduct business operations may deteriorate, including relationships between the United States and other countries. Changes in other countries’ economic conditions, product pricing, political stability or the state of relations between any such countries are difficult to predict and could adversely affect our operations, payment and credit terms and our ability to collect foreign receivables. Any such changes could lead to a decline in our profitability and/or adversely impact our ability to do business. Any meaningful deterioration of the political or social stability in and/or diplomatic relations between any countries in which we or our partners and suppliers do business could have a material adverse effect on our business, financial condition, results of operations and cash flows. A substantial slowdown of the global economy, or major national economies, could negatively affect growth in the markets in which we operate. Such a slowdown could result in national governments making significant cuts to their public spending, including national healthcare budgets, or reducing the level of reimbursement they are willing and able to provide to us for our products and, as a result, adversely affect our revenues, financial condition or results of operations. We have little influence over these factors and changes could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We cannot provide assurance that one or more of these factors will not harm our business. Risks associated with our non-U.S. R&D, manufacturing or sales could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Widespread health problems could materially and adversely affect our business.
Public health outbreaks, epidemics or pandemics, could materially and adversely impact our business. Public health directives or orders could materially disrupt our business (including our manufacturing and supply chain operations by significantly reducing our output), negatively impact our productivity, delay our product development programs and decrease demand for our products.
Widespread health problems may have significant impacts on third-party arrangements, including those with our manufacturing, supply chain and distribution partners, information technology and other service providers and business partners. For example, there may be significant disruptions in the ability of any or all of these third-party providers to meet their obligations to us on a timely basis, or at all, which may be caused by their own financial or operational difficulties, including any closures of their facilities pursuant to a governmental order or otherwise. Additionally, the supply of goods and services worldwide may be adversely affected as a result of increased pressure on global logistics network infrastructure and capacity or otherwise, which could result in interruptions of supply and/or increased costs based upon inability to obtain, and/or delayed deliveries of, raw materials and/or critical supplies necessary to continue our manufacturing activities and/or those of our third-party suppliers. See “Supply chain and other manufacturing disruptions could negatively impact our businesses.”
Due to these disruptions and other factors, including changes to our workforce availability and increased demand for critical care products, our ability to meet our obligations to third-party distribution partners may be negatively impacted. We have delivered, and in the future we or our third-party providers may deliver, notices of the occurrence of force majeure or similar events under certain of our third-party contracts, which could result in prolonged commercial disputes and ultimately legal proceedings to enforce contractual performance and/or recover losses. Any such occurrences could result in significant management distraction and use of resources and, in the event of an adverse judgment, could result in significant cash payments. Further, the publicity of any such dispute could harm our reputation and make the negotiation of any replacement contracts more difficult and costly, thereby prolonging the effects of any resulting disruption in our operations. Such disruptions could be acute with respect to certain of our raw material suppliers where we may not have readily accessible alternatives or alternatives may take longer to source than usual. While we attempt, when possible, to mitigate our raw material supply risks through stock management and alternative sourcing strategies, some raw materials are only available from one source. Any of these disruptions could harm our ability to meet consumer demand, including any increase in demand for any of our products, including our critical care products used during a pandemic.
Economic crises and increases in unemployment rates resulting from widespread health problems have the potential to significantly reduce individual disposable income, result in lower levels of healthcare insurance coverage and/or depress consumer confidence, any of which could limit the ability of some consumers to purchase certain pharmaceutical products and reduce consumer spend on certain medical procedures in both the short- and medium-term. We are unable to predict the impact that widespread health problems may have going forward on the business, results of operations or financial position of any of our major customers, which could impact each customer to varying degrees and at different times and could ultimately impact our own financial performance. Certain of our competitors may also be better equipped to weather the impact of widespread health problems both domestically and abroad and better able to address changes in customer demand.
Additionally, our product development programs have been, and may continue to be, adversely affected by epidemics, pandemics and other widespread health problems. Public health directives may cause delays, increased costs and additional challenges in our product development programs, including obtaining adequate patient enrollment and successfully bringing product candidates to market. In addition, we may face additional challenges receiving regulatory approvals as previously scheduled dates or anticipated deadlines for action by the FDA on our applications and products in development could be subject to delays beyond our control.
Widespread health problems could increase the magnitude of many of the other risks described herein and have other adverse effects on our operations that we are not able to predict. For example, global economic disruptions and volatility in the financial markets could further depress our ability to obtain or renew insurance on satisfactory terms or at all. Further, we may be required to delay or limit our internal strategies in the short- and medium-term by, for example, redirecting significant resources and management attention away from implementing our strategic priorities or executing opportunistic corporate development transactions.
Any of the risks described herein could have a material adverse effect on our business, financial condition, results of operations and cash flows and could cause significant volatility in the trading prices of our securities.
Supply chain and other manufacturing disruptions could negatively impact our businesses.
We have experienced in the past, are currently experiencing and expect to experience in the future infrastructure capacity challenges to our global logistics network. Materials, equipment and labor shortages, shipping, logistics and other delays and other internal or external supply chain and manufacturing disruptions can make it more difficult and costly for us to obtain raw materials, active pharmaceutical ingredients (API), supplies or services from third parties, to manufacture our own products, to develop our product pipeline, to obtain approval for, commercialize and launch new products, and to pursue clinical development activities, and may also result in temporary disruptions or delays as we seek alternatives. Economic or political instability or disruptions, such as the conflicts in Ukraine and the Middle East, could negatively affect our supply chain or increase our costs. If these types of events or disruptions continue to occur, they could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may be impacted by the effects of climate change and encounter challenges implementing sustainability-related measures.
Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to our operations, including an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. Severe weather events, natural disasters and other disruptions, such as earthquakes, geological events, hurricanes, cyclones, tornados, typhoons, flooding, droughts, landslides and wildfires, may pose physical risks to our facilities and disrupt the operation of our supply chain. The impacts of the changing climate on water resources may result in water scarcity, limiting our ability to access sufficient high-quality water in certain locations, which may increase operational costs.
Concern over climate change may also result in new or additional legal or regulatory requirements designed to reduce greenhouse gas emissions and/or mitigate the effects of climate change on the environment. If such laws or regulations are more stringent than current legal or regulatory obligations, we may experience disruption in, or an increase in the costs associated with, sourcing, manufacturing and distributing our products, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may be unable to successfully implement sustainability-related measures pursuant to our environmental, social and governance, also referred to as corporate responsibility, strategy or to adequately respond to increased stakeholder focus on corporate responsibility matters.
We are organized in a holding company structure and we are, and will be, dependent upon the results of operations and cash flows of our subsidiaries and distributions we receive from our subsidiaries.
Endo, Inc. is a holding company formed on December 5, 2023, without the participation of Endo International plc. Endo, Inc. was formed to facilitate the acquisition from the Debtors of substantially all of the assets of the Debtors and certain non-debtor affiliates and it is not, and has never been, a subsidiary of Endo International plc. Endo, Inc. currently has no material assets other than ownership of the equity of a shell financing subsidiary. As such, Endo, Inc. has no independent means of generating revenue or cash flow, and its ability to pay taxes and operating expenses or declare and pay dividends in the future, if any, will be dependent upon the results of operations and cash flows of its subsidiaries. Its direct and indirect subsidiaries may not generate sufficient cash flow to distribute funds to Endo, Inc. and applicable law and contractual restrictions, such as negative covenants in any debt instruments, may not permit such distributions. In addition, in the event that the board of directors and stockholders of Endo, Inc. were to approve a sale of all of the equity in its direct or indirect subsidiaries, shares of common stock would be in a holding company with no material assets other than those assets and other consideration received in such transaction.
Changes in tax law could significantly affect our reported earnings and cash flows.
We have business operations and assets in different jurisdictions, which are subject to different tax regimes. Changes in tax regimes, such as the reduction or elimination of tax benefits, or limitations on the deductibility of interest expense, could have a material adverse effect on our results of operations and cash flows.
In addition, countries in which we operate have agreed to implement aspects of the “Two Pillars Solution,” an OECD/G20 Inclusive Framework initiative, which aims to reform the international taxation policies and ensure that multinational companies pay taxes wherever they operate and generate profits. “Pillar Two” of this initiative generally provides for an effective global minimum corporate tax rate of 15% on profits generated by multinational companies with consolidated revenues of at least €750 million, calculated on a country-by-country basis. This minimum tax would be applied on profits in any jurisdiction wherever the effective tax rate, determined on a jurisdictional basis, is below 15%. The Organisation for Economic Co-operation and Development (OECD), and its members are still working on the coordinated implementation of the minimum tax. Although this initiative is subject to further developments in the countries where we operate, it is currently in force in various jurisdictions, including Ireland, the European Union and Canada for fiscal years commenced on January 1, 2024. Any minimum tax may have a negative impact on our financial condition, results of operations and cash flows.
Risks Related to our Litigation and Liabilities
Our business has regularly been the subject of material legal proceedings, including significant lawsuits, product liability claims, governmental investigations and product recalls, and we may in the future be subject to such proceedings, any of which could have a material adverse effect on our company.
Our business exposes us to significant potential risks from lawsuits and other material legal proceedings including, but not limited to, matters associated with the testing, manufacturing, marketing, sale and use of our products. Some plaintiffs have received substantial damage awards against or entered into significant settlements with healthcare companies based upon various legal theories including, without limitation, claims for injuries allegedly caused by the use of their products. We may in the future be subject to various lawsuits, product liability claims, other material legal proceedings, governmental investigations and/or product recalls, any of which could have a material adverse effect on our company. Additionally, we cannot assure you whether we will be subject to claims for actions by the pre-emergence Debtors. For example, in April 2024, Endo International plc, along with 35 other defendants, were the subject of a private complaint alleging price-fixing and similar matters. The complaint specifically included a reference that the plaintiffs reserved their rights to bring claims against Endo, Inc. following emergence. The claims included in the complaint are similar to other claims that were consolidated in a federal multidistrict litigation in the U.S. District Court for the Eastern District of Pennsylvania and subsequently discharged in accordance with the Plan. For additional information, see Note 15. Commitments and Contingencies in Part I, Item 1 of this report.
We may decide to settle claims even though we believe we have meritorious defenses because of the significant legal and other costs required to defend such claims. There can be no assurance of the impact of any settlement agreements on claims against Endo, Inc.
Awards against or settlements by us or our competitors could incentivize parties to bring additional claims against us or increase settlement demands against us. In addition to the risks of direct expenditures for defense costs, settlements and/or judgments in connection with various claims, proceedings and investigations, there is a possibility of loss of revenues, injunctions and disruption of business. Additionally, we may receive claims or requests for indemnification from other persons or entities named in or subject to discovery in various lawsuits or other legal proceedings, including certain of our customers.
Our current, past or future products may subject us to negative publicity and press, which could harm our brand and the demand for our products.
Any failure to effectively identify, analyze, report and protect adverse event data and/or to fully comply with relevant laws, rules and regulations around adverse event reporting could expose us to legal proceedings, penalties, fines and/or reputational damage.
In addition, in the age of social media, plaintiffs’ attorneys have a wide variety of tools to advertise their services and solicit new clients for litigation, including using judgments and settlements obtained in litigation against us or other pharmaceutical companies as an advertising tool. For these or other reasons, any product liability or other litigation in which we are a defendant could have a larger number of plaintiffs than such actions have seen historically and we could also see an increase in the number of cases filed against us because of the increasing use of widespread and media-varied advertising. This could also complicate any settlement discussions we may be engaged in. Furthermore, a ruling against other pharmaceutical companies in product liability or other litigation, or any related settlement, in which we are not a defendant could have a negative impact on pending litigation where we are a defendant.
In addition, in certain circumstances, such as in the case of products that do not meet approved specifications or which subsequent data demonstrate may be unsafe, ineffective or misused, it may be necessary for us to initiate voluntary or mandatory recalls or withdraw such products from the market. Any such recall or withdrawal could result in adverse publicity, costs connected to the recall and loss of revenue. Adverse publicity could also result in an increased number of additional product liability claims, whether or not these claims have a basis in scientific fact.
If we are found liable in any lawsuits, including legal proceedings related to our sale, marketing and/or distribution of prescription medications and other products, including product liability claims or actions related to our sales, marketing or pricing practices or if we are subject to governmental investigations or product recalls, it could result in the imposition of material damages, including punitive damages, fines, reputational harm, civil lawsuits, criminal penalties, interruptions of business, modification of business practices, equitable remedies and other sanctions against us or our personnel as well as significant legal and other costs. At any given time, we may be engaged in settlement or similar discussions, and we may voluntarily settle claims even if we believe that we have meritorious defenses because of the significant legal and other costs that may be required to defend such claims. Any judgments, claims, settlements and related costs could be well in excess of any applicable insurance or accruals. As a result, we may experience significant negative impacts on our results of operations or financial condition. To satisfy judgments or settlements or to pursue certain appeals, we may need to seek financing or bonding, which may not be available on terms acceptable to us, or at all, when required, particularly given the nature and amount of the claims against us. Judgments against us could also cause defaults under our debt agreements (which could result in cross-defaults or cross-accelerations in other agreements) and/or restrictions on product use or business practices and we could incur losses as a result. Any of the risks above could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may not have and may be unable to obtain or maintain insurance adequate to cover potential liabilities.
We may not have and may be unable to obtain or maintain insurance on acceptable terms or with adequate coverage against potential liabilities or other losses, including costs, judgments, settlements and other liabilities incurred in connection with current or future legal proceedings, regardless of the success or failure of the claim. Additionally, we may be limited by the surviving insurance policies of acquired entities, which may not be adequate to cover potential liabilities or other losses. Even where claims are submitted to insurance carriers for defense and indemnity, there can be no assurance that the claims will be covered by insurance or that the indemnitors or insurers will remain financially viable or will not challenge our right to reimbursement in whole or in part. The failure to generate sufficient cash flow or to obtain other financing could affect our ability to pay amounts due under those liabilities not covered by insurance. Additionally, the nature of our business, the legal proceedings to which we are exposed and any losses we suffer may increase the cost of insurance, which could impact our decisions regarding our insurance programs.
Risks Related to our Indebtedness and Liquidity
Our ability to fund our operations, maintain adequate liquidity and meet our financing obligations is reliant on our operations, which are subject to significant risks and uncertainties.
We rely on cash from operations as well as access to the financial markets to fund our operations, maintain liquidity and meet our financial obligations. Our operations are subject to many significant risks and uncertainties, including those related to: (i) generic competition and legal challenges that could impact our key products; (ii) potential future legal proceedings and governmental investigations; (iii) uncertainties in the global banking system that could impact us or our customers or suppliers; and (iv) other risks and uncertainties. Any negative development or outcome in connection with any or all of these risks and uncertainties could result in significant consequences, including one or more of the following:
•causing a substantial portion of our cash flows from operations to be dedicated to the payment of legal or related expenses and therefore unavailable for other purposes, including the payment of principal and interest on our indebtedness, our operations, capital expenditures and future business opportunities;
•limiting our ability to adjust to changing market conditions, causing us to be more vulnerable to periods of negative or slow growth in the general economy or in our business, causing us to be unable to carry out capital spending that is important to our growth and placing us at a competitive disadvantage;
•limiting our ability to attract and retain key personnel;
•causing us to be unable to maintain compliance with or making it more difficult for us to satisfy our financial obligations under certain of our outstanding debt obligations, causing a downgrade of our debt and long-term corporate ratings (which could increase our cost of capital) and exposing us to potential events of default (if not cured or waived) under financial and operating covenants contained in our or our subsidiaries’ outstanding indebtedness;
•limiting our ability to incur additional borrowings under the covenants in our then-existing facilities or to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions or general corporate or other purposes, or to refinance our indebtedness; and/or
•causing a significant reduction in our short-term and long-term revenues and/or otherwise causing us to be unable to fund our operations and liquidity needs, such as future capital expenditures and payment of our indebtedness.
Potential impairments of intangible assets, including indefinite-lived intangible assets, may significantly impact our profitability.
Goodwill and other intangibles have historically represented a significant portion of the Predecessor assets. As of June 30, 2024 and December 31, 2023, indefinite-lived intangibles, including goodwill, and other intangibles comprised approximately 45% and 55%, respectively, of total assets. The valuation of identified tangible and intangible assets in connection with the application of fresh start accounting is reflected in Note 3. Fresh Start Accounting in Part I, Item 1 of this report. Indefinite-lived intangible assets are subject to impairment tests at least annually. Additionally, impairment tests must be performed for certain assets whenever events or changes in circumstances indicate such assets’ carrying amounts may not be recoverable.
Events giving rise to asset impairments are an inherent risk in the pharmaceutical industry and often cannot be predicted. As a result of the significance of intangible assets, including potentially goodwill, our results of operations and financial position in future periods could be negatively impacted should future impairments of these assets occur. For additional discussion, refer to Part I, Item 2, “Critical Accounting Estimates.”
Our variable rate indebtedness exposes us to interest rate risk, which could cause our debt costs to increase significantly.
Our borrowings under the new revolving credit facility and new term loan facility are at variable rates of interest, exposing us to interest rate risks. Any future borrowings could also be at variable rates. We will be exposed to the risk of rising interest rates to the extent that we fund our operations with short-term or variable-rate borrowings. As of June 30, 2024, we had debt with an aggregate principal amount totaling $2.5 billion, including $1.5 billion of floating-rate debt under the new term loan facility. If the Secured Overnight Financing Rate (SOFR) increases in the future, such increases in interest expense on our floating-rate debt could have a material adverse effect on our interest expense.
We may not realize the anticipated benefits from our strategic actions.
We continuously seek to optimize our operations and increase our overall efficiency through strategic actions. These actions may involve decisions to exit manufacturing or research sites, transfer the manufacture of products to other internal and external sites within our manufacturing network and simplify business process activities. There can be no assurance that we will achieve the benefits and savings of actions such as these in the expected amounts and/or with the expected timing, if at all. We will also incur certain charges in connection with such actions and future costs could also be incurred. It is also possible that charges and cash expenditures associated with such actions could be higher than estimated. Any of these risks could ultimately have a material adverse effect on our business, financial condition, results of operations and cash flows.
Risks Related to our Legal and Regulatory Environment
Agreements between branded and generic pharmaceutical companies are facing increased government scrutiny.
We are and may in the future be involved in patent litigations in which generic companies challenge the validity or enforceability of our products’ listed patents and/or the applicability of these patents to the generic applicant’s products. Likewise, we are and may in the future be involved in patent litigations in which we challenge the validity or enforceability of innovator companies’ listed patents and/or their applicability to our generic products. Therefore, settling patent litigations has been and is likely to continue to be part of our business. Parties to such settlement agreements in the U.S., including us, are required by law to file them with the U.S. Federal Trade Commission (the FTC) and the Antitrust Division of the DOJ for review. In some instances, the FTC has brought actions against brand and generic companies that have entered into such agreements, alleging that they violate antitrust laws. Even in the absence of an FTC challenge, other governmental or private litigants may assert antitrust or other claims relating to such agreements. We may receive formal or informal requests from the FTC or other governmental entities for information about any such settlement agreement we enter into or about other matters, and there is a risk that the FTC or other governmental or private litigants may commence an action against us alleging violation of antitrust laws or other claims.
The U.S. Supreme Court, in FTC v. Actavis, determined that patent settlement agreements between generic and brand companies should be evaluated under the rule of reason, but provided limited guidance beyond the selection of this standard. Because the U.S. Supreme Court did not articulate the full range of criteria upon which a determination of the legality of such settlements would be based, or provide guidance on the precise circumstances under which such settlements would qualify as legal, there has been and may continue to be extensive litigation over what constitutes a reasonable and lawful patent settlement between a brand and generic company.
There have been federal and state legislative efforts to overturn the FTC v. Actavis decision and make certain terms in patent settlement agreements per se unlawful. For example, some members of the U.S. Congress have proposed legislation that would limit the types of settlement agreements generic manufacturers and brand companies can enter into. The state of California enacted legislation, effective January 1, 2020, that deems a settlement of a patent infringement claim to be presumptively anticompetitive and allows the California Attorney General to seek monetary penalties if a generic company receives anything of value from the branded company and the generic company agrees to delay research and development, manufacturing, marketing or sales of the generic product for any period of time. The California law carves out from the definition of “anything of value” certain types of settlement terms and it allows the settling parties to rebut the presumption of anticompetitive harm.
We are subject to various laws, court orders and regulations pertaining to the marketing of our products and services.
The marketing and pricing of our products and services, including product promotion, educational activities, support of continuing medical education programs and other interactions with healthcare professionals, are governed by various laws, regulations and settlements, including FDA regulations, the U.S. federal Anti-Kickback Statute and the VOI (as defined below). Additionally, many states have adopted laws similar to the federal Anti-Kickback Statute, without identical exceptions or exemptions. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any third-party payer, not only the Medicare and Medicaid programs. Any such regulations or requirements could be difficult and expensive for us to comply with, could delay our introduction of new products and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Sanctions for violating these laws include criminal penalties and civil sanctions and possible exclusion from federally funded healthcare programs such as Medicare and Medicaid, as well as potential liability under the U.S. False Claims Act, as amended (FCA), and applicable state false claims acts. There can be no assurance that our practices will not be challenged under these laws in the future, that changes in these laws or interpretation of these laws would not give rise to new challenges of our practices or that any such challenge would not have a material adverse effect on our business, financial condition, results of operations and cash flows. Law enforcement agencies sometimes initiate investigations into sales, marketing and/or pricing practices based on preliminary information or evidence, and such investigations can be and often are closed without any enforcement action. Nevertheless, these types of investigations and any related litigation can result in: (i) large expenditures of cash for legal fees, payment of penalties and compliance activities; (ii) limitations on operations; (iii) diversion of management resources; (iv) injury to our reputation; and (v) decreased demand for our products.
The FFDCA and FDA regulations and guidance restrict the ability of healthcare companies, such as our company, to communicate with patients, physicians and other third parties about uses of prescription pharmaceuticals or devices that are not cleared or approved by the FDA, which are commonly referred to as “off-label” uses. Prohibitions on the promotion of off-label uses and against promotional practices deemed false or misleading are actively enforced by various parties at both the federal and state levels. A company that is found to have improperly promoted its products under these laws may be subject to significant liability, such as significant administrative, civil and criminal sanctions including, but not limited to, significant civil damages, criminal fines and exclusion from participation in Medicare, Medicaid and other federal healthcare programs. Applicable laws governing product promotion also provide for administrative, civil and criminal liability for individuals, including, in some circumstances, potential strict vicarious liability. Conduct giving rise to such liability could also form the basis for private civil litigation by third-party payers or other persons allegedly harmed by such conduct.
Although we have established and implemented a corporate compliance program designed to prevent, detect and correct violations of state and federal healthcare laws, including laws related to advertising and promotion of our products, governmental agencies or private parties may take the position that we are not in compliance with such requirements and, if such non-compliance is proven, we and, in some cases, individual employees, may be subject to significant liability, including the aforementioned administrative, civil and criminal sanctions.
The pharmaceutical industry is heavily regulated, which creates uncertainty about our ability to bring new products to market and imposes substantial compliance costs on our business.
Governmental authorities, including without limitation the FDA, impose substantial requirements on the development, manufacture, holding, labeling, marketing, advertising, promotion, distribution and sale of therapeutic pharmaceutical products. See “Business—Governmental Regulation” in the Registration Statement for further information.
Regulatory approvals for the sale of any new product candidate may require preclinical studies and clinical trials that such product candidate is safe and effective for its intended use. Preclinical and clinical studies may fail to demonstrate the safety and effectiveness of a product candidate. Likewise, we may not be able to demonstrate through clinical trials that a product candidate’s therapeutic benefits outweigh its risks. Even promising results from preclinical and early clinical studies do not always accurately predict results in later, large-scale trials. A failure to demonstrate safety and efficacy would result in our failure to obtain regulatory approvals.
Clinical trials can be delayed for reasons outside of our control, which can lead to increased development costs and delays in regulatory approval. It is possible that regulators, independent data monitoring committees, institutional review boards, safety committees, ethics committees and/or other third parties may request or require that we suspend or terminate our clinical trials for various reasons, including, among others, noncompliance with regulatory requirements, unforeseen safety issues or adverse side effects or failure to demonstrate a benefit from using our product candidates. There is substantial competition to enroll patients in clinical trials, and such competition has delayed clinical development of our products in the past. For example, patients could enroll in clinical trials more slowly than expected or could drop out before or during clinical trials. In addition, we may rely on collaboration partners that may control or make changes in trial protocol and design enhancements, or encounter clinical trial compliance-related issues, which may also delay clinical trials. Product supplies may be delayed or insufficient to treat the patients participating in the clinical trials, and manufacturers or suppliers may not meet the requirements of the FDA or foreign regulatory authorities, such as those relating to the FDA’s current Good Manufacturing Practice (cGMP) regulations.
Compliance with clinical trial requirements and cGMP regulations requires significant expenditures and the dedication of substantial resources. The FDA may place a hold on a clinical trial and may cause a suspension or withdrawal of product approvals if regulatory standards are not maintained. In the event an approved manufacturing facility for a particular drug is required by the FDA to curtail or cease operations, or otherwise becomes inoperable, or a third-party contract manufacturing facility faces manufacturing problems, obtaining the required FDA authorization to manufacture at the same or a different manufacturing site could result in production delays, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Additional delays may result if an FDA advisory committee or other regulatory authority recommends non-approval or restrictions on approval. Although the FDA is not required to follow the recommendations of its advisory committees, it usually does. A negative advisory committee meeting could signal a lower likelihood of approval, although the FDA may still end up approving our application. Regardless of an advisory committee meeting outcome or the FDA’s final approval decision, public presentation of our data may shed positive or negative light on our application.
We may seek FDA approval for certain unapproved marketed products through the 505(b)(2) regulatory pathway. See “Business—Governmental Regulation” in the Registration Statement for further information. Even if we receive approval for an NDA under Section 505(b)(2) of the FFDCA, the FDA may not take timely enforcement action against companies marketing unapproved versions of the product; therefore, we cannot be sure that that we will receive the benefit of any de facto exclusive marketing period or that we will fully recoup the expenses incurred to obtain an approval. In addition, certain competitors and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, this could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2).
The ANDA approval process for a new product varies in time, generally requiring a minimum of 10 months following submission of the ANDA to the FDA, but could also take several years from the date of application. The timing for the ANDA approval process for generic products is difficult to estimate and can vary significantly. ANDA approvals, if granted, may not include all uses (known as indications) for which a company may seek to market a product.
The submission of an NDA, Supplemental New Drug Application, ANDA, BLA or sBLA to the FDA with supporting clinical safety and efficacy data does not guarantee that the FDA will grant approval to market the product. Meeting the FDA’s regulatory requirements to obtain approval to market a drug product, which vary substantially based on the type, complexity and novelty of the product candidate, typically takes years, if approved at all, and is subject to uncertainty. The FDA or foreign regulatory authorities may not agree with our assessment of the clinical data or they may interpret it differently. Such regulatory authorities may require additional or expanded clinical trials. Any approval by regulatory agencies may subject the marketing of our products to certain limits on indicated use. For example, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we may request, may grant approval contingent on conditions such as the performance and results of costly post-marketing clinical trials or Risk Evaluation and Mitigation Strategies or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Additionally, reimbursement by government payers or other payers may not be approved at the price we intend to charge for our products. Any limitation on use imposed by the FDA or delay in or failure to obtain FDA approvals or clearances of products developed by us would adversely affect the marketing of these products and our ability to generate product revenue. We could also be at risk for the value of any capitalized pre-launch inventories related to products under development. These factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Once a product is approved or cleared for marketing, failure to comply with applicable regulatory requirements can result in, among other things, suspensions or withdrawals of approvals or clearances; seizures or recalls of products; injunctions against the manufacture, holding, distribution, marketing and sale of a product; and civil and criminal sanctions. For example, any failure to effectively identify, analyze, report and protect adverse event data and/or to fully comply with relevant laws, rules and regulations around adverse event reporting could expose us to legal proceedings, penalties, fines and reputational damage. Furthermore, changes in existing regulations or the adoption of new regulations could prevent us from obtaining, or affect the timing of, future regulatory approvals or clearances. Meeting regulatory requirements and evolving government standards may delay marketing of our new products for a considerable period of time, impose costly procedures upon our activities and result in a competitive advantage to other companies that compete against us.
In addition, after a product is approved or cleared for marketing, new data and information, including information about product misuse or abuse at the user level, may lead government agencies, professional societies, practice management groups or patient or trade organizations to recommend or publish guidance or guidelines related to the use of our products, which may lead to reduced sales of our products. Existing or new regulations or requirements could be difficult and expensive for us to comply with and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Based on scientific developments, post-market experience, legislative or regulatory changes or other factors, the current FDA standards of review for approving new pharmaceutical products, or new indications or uses for approved or cleared products, are sometimes more stringent than those that were applied in the past.
Some new or evolving FDA review standards or conditions for approval or clearance were not applied to many established products currently on the market. As a result, the FDA does not have safety databases on these products that are as extensive as some products developed more recently. Accordingly, we believe the FDA may develop such databases for certain of these products. In particular, the FDA has expressed interest in specific chemical structures that may be present as impurities in a number of products or APIs. The FDA has required, and may continue to require, more stringent controls of the levels of these or other impurities in products.
Also, the FDA may require labeling revisions, formulation or manufacturing changes and/or product modifications for new or existing products containing impurities. More stringent requirements, together with any additional testing or remedial measures that may be necessary, could result in increased costs for, or delays in, obtaining approvals. Although we do not believe that the FDA would seek to remove a currently marketed product from the market unless the effects of alleged impurities are believed to indicate a significant risk to patient health, we cannot make any such assurance.
The FDA’s exercise of its authority under the FFDCA could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved products.
Post-marketing studies and other emerging data about marketed products, such as adverse event reports, may adversely affect sales of our products. Furthermore, the discovery of significant safety or efficacy concerns or problems with a product in the same therapeutic class as one of our products that implicate or appear to implicate the entire class of products could have an adverse effect on sales of our product or, in some cases, result in product withdrawals. The FDA has continuing authority over the approval of an NDA, ANDA or BLA and may withdraw approval if, among other reasons, post-marketing clinical or other experience, tests or data show that a product is unsafe for use under the conditions upon which it was approved or licensed, or if FDA determines that there is a lack of substantial evidence of the product’s efficacy under the conditions described in its labeling.
In addition to the FDA and other U.S. regulatory agencies, non-U.S. regulatory agencies may have authority over various aspects of our business and may impose additional requirements and costs. Similar to other healthcare companies, our facilities in multiple countries across the full range of our business units are subject to routine and new-product related inspections by regulatory authorities including the FDA in the United States, the Medicines and Healthcare products Regulatory Agency in the United Kingdom, the Health Products Regulatory Authority in Ireland and Health Canada in Canada. In the past, some of these inspections have resulted in inspection observations (including FDA Form 483 observations). Recent inspections have resulted, and future inspections may result, in additional inspection observations or other corrective actions, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Certain of our products contain controlled substances. Stringent DEA and other governmental regulations on our use of controlled substances include restrictions on their use in research, manufacture, distribution and storage. A breach of these regulations could result in imposition of civil penalties, refusal to renew or action to revoke necessary registrations, or other restrictions on operations involving controlled substances. In addition, failure to comply with applicable legal requirements could subject the manufacturing facilities of our subsidiaries and manufacturing partners to possible legal or regulatory action, including shutdown. Any such shutdown may adversely affect their ability to manufacture or supply product and thus, our ability to market affected products. This could have a material adverse effect on our business, financial condition, results of operations and cash flows. See “—Risks Related to our Business and Industry—The DEA limits the availability of the active ingredients used in many of our products as well as the production of these products, and, as a result, our procurement and production quotas may not be sufficient to meet commercial demand or complete clinical trials.”
In addition, we are subject to the U.S. Drug Supply Chain Security Act of 2013, as amended (the DSCSA), which requires development of an electronic pedigree to track and trace each prescription product at the salable unit level through the distribution system. The DSCSA became effective incrementally over a 10-year period from its enactment on November 27, 2013. Compliance with DSCSA and future U.S. federal or state electronic pedigree requirements could require significant capital expenditures, increase our operating costs and impose significant administrative burdens.
We cannot determine what effect changes in laws, regulations or legal interpretations or requirements by the FDA, the courts or others, when and if promulgated or issued, or advisory committee meetings may have on our business in the future. Changes could, among other things, require expanded or different labeling, additional testing, monitoring of patients, interaction with physicians, education programs for patients or physicians, curtailment of necessary supplies, limitations on product distribution, the recall or discontinuance of certain products and additional recordkeeping. Any such changes could result in additional litigation and may have a material adverse effect on our business, financial condition, results of operations and cash flows. The evolving and complex nature of regulatory science and regulatory requirements, the broad authority and discretion of the FDA and the generally high level of regulatory oversight results in a continuing possibility that, from time to time, we will be adversely affected by regulatory actions despite our ongoing efforts and commitment to achieve and maintain full compliance with all regulatory requirements.
Our reporting and payment obligations under Medicaid and other governmental drug pricing programs are complex and may involve subjective decisions. Any failure to comply with those obligations could subject us to penalties and sanctions.
We are subject to federal and state laws prohibiting the presentation (or the causing to be presented) of claims for payment (by Medicare, Medicaid or other third-party payers) that are determined to be false or fraudulent, including presenting a claim for an item or service that was not provided. These false claims statutes include the federal civil FCA, which permits private persons to bring suit in the name of the government alleging false or fraudulent claims presented to or paid by the government (or other violations of the statutes) and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in the healthcare industry in recent years. These actions against pharmaceutical companies, which do not require proof of a specific intent to defraud the government, may result in payment of fines to and/or administrative exclusion from the Medicare, Medicaid and/or other government healthcare programs.
We are subject to laws that require us to enter into a Medicaid Drug Rebate Agreement, a 340B Pharmaceutical Pricing Agreement and agreements with the Department of Veterans Affairs as a condition for having our products eligible for payment under Medicare Part B and Medicaid. We have entered into such agreements. In addition, we are required to report certain pricing information to CMS, the Health Resources and Services Administration and the Department of Veterans Affairs on a periodic basis to facilitate rebate payments to the State Medicaid Programs, to set Medicare Part B reimbursement levels and to establish the prices that can be charged to certain purchasers, including 340B-covered entities and certain government entities. In addition, under the IRA, we may be required to enter into drug pricing negotiations. See “—Risks Related to our Business and Industry—The availability of third-party reimbursement for our products is uncertain, and we may find it difficult to maintain current price levels. Additionally, the market may not accept those products for which third-party reimbursement is not adequately provided, and government-led efforts may seek to legislate or otherwise effect lower prices for our products.” Pricing and rebate calculations vary across products and programs, are complex and often subject to interpretation by regulatory agencies and the courts that can change and evolve over time. Incorrect reporting or price recalculations can increase compliance costs, result in an overage or underage in rebate liability for past quarters or affect the ceiling price at which we are required to offer our products. Civil monetary penalties can be applied if we fail to submit required price data on a timely basis or pay the required rebate, or if we are found to have made a misrepresentation in the reporting of our average sales price, knowingly submitted false price or product information, or knowingly and intentionally charged 340B-covered entities more than the statutorily mandated ceiling price. CMS could terminate our Medicaid Drug Rebate Agreement and Health Resources and Services Administration could terminate our 340B Pharmaceutical Pricing Agreement in which case federal payments may not be available under Medicaid or Medicare Part B. Any failure to comply with these laws and agreements could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In December 2020, CMS issued a final rule, referred to herein as the 2020 Final Rule, for Medicaid that makes changes with regard to: (i) the calculation of Medicaid Best Price for certain value- or outcomes-based discounting arrangements; (ii) the standard for excluding the value of manufacturer copayment assistance and other patient support arrangements from the calculation of Average Manufacturer Price and Best Price; (iii) the identification of “line extension” drugs that are subject to higher Medicaid rebate liability; and (iv) establishment of additional drug utilization review requirements.
Multiple pharmaceutical companies have been named as defendants in a number of lawsuits filed by various government entities generally alleging the reporting of false pricing information in connection with certain products that are reimbursable by state Medicaid programs, which are partially funded by the federal government. There is a risk we will be subject to similar investigations or litigations, that we will suffer adverse decisions or verdicts of substantial amounts or that we will enter into monetary settlements. Any unfavorable outcomes as a result of such proceedings could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Decreases in the degree to which individuals are covered by healthcare insurance could result in decreased use of our products.
Employers may seek to reduce costs by reducing or eliminating employer group healthcare plans or transferring a greater portion of healthcare costs to their employees. Job losses or other economic hardships may also result in reduced levels of coverage for some individuals, potentially resulting in lower levels of healthcare coverage for themselves or their families. Further, in addition to the fact that the U.S. Tax Cuts and Jobs Act of 2017, as amended, eliminated the Patient Protection and Affordable Care Act’s requirement that individuals maintain insurance or face a penalty, additional steps to limit or end cost-sharing subsidies to lower-income Americans may increase instability in the insurance marketplace and the number of uninsured Americans. These economic conditions may affect patients’ ability to afford healthcare as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations and lost healthcare insurance coverage or for other reasons. We believe such conditions could lead to changes in patient behavior and spending patterns that negatively affect usage of certain of our products, including some patients delaying treatment, rationing prescription medications, leaving prescriptions unfilled, reducing the frequency of visits to healthcare facilities, utilizing alternative therapies or foregoing healthcare insurance coverage. Such changes may result in reduced demand for our products, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
If our or our third-party manufacturing facilities are unable to manufacture our products or we face interruptions in the manufacturing process due to regulatory or other factors, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
If any of our or our third-party manufacturing facilities fail to comply with regulatory requirements, such as failing to obtain or renew any required licenses or certifications from any regulatory authorities, or encounter other manufacturing difficulties, it could adversely affect our ability to supply products, our ability to distribute and/or our ability to engage in regulated activities in a particular state and could negatively impact our operations, financial condition and cash flows. All facilities and manufacturing processes used for the manufacture of pharmaceutical products are subject to inspection by regulatory agencies at any time and must be operated in conformity with cGMP, state licensing laws and regulations, and, in the case of controlled substances, DEA regulations. Compliance with the FDA’s cGMP and DEA requirements applies to both products for which regulatory approval is being sought and to approved products. In complying with cGMP requirements, pharmaceutical manufacturing facilities must continually expend significant time, money and effort in production, recordkeeping, quality assurance and quality control so that their products meet applicable specifications and other requirements for product safety, efficacy and quality. Failure to comply with applicable legal requirements subjects us, our manufacturing facilities and our third-party manufacturing facilities to possible legal or regulatory action, including shutdown, fines, penalties and other sanctions, which may adversely affect our ability to supply our products. Additionally, our facilities and our third-party manufacturing facilities may face other significant disruptions due to labor strikes, failure to reach acceptable agreement with labor unions, infringement of intellectual property rights, vandalism, natural disaster, outbreak and spread of viral or other diseases, storm or other environmental damage, civil or political unrest, export or import restrictions or other events. If we are not able to manufacture products at our or our third-party manufacturing facilities because of regulatory, business or any other reasons, the manufacture and marketing of these products could be interrupted, our reputation may be harmed, we may be restricted from engaging in regulated activities in certain states, and we may be exposed to liability and the loss of customers and business. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.
For example, the manufacturing facilities qualified to manufacture the enzyme CCH, which is included in XIAFLEX®, are subject to such regulatory requirements and oversight. If such facilities fail to comply with cGMP requirements, we may not be permitted to sell our products or may be limited in the jurisdictions in which we are permitted to sell them. Further, if an inspection by regulatory authorities indicates that there are deficiencies, including non-compliance with regulatory requirements, we could be required to take remedial actions, stop production or close our facilities, which could disrupt the manufacturing processes and could limit the supply of CCH and/or delay clinical trials and subsequent licensure and/or limit the sale of commercial supplies. In addition, future noncompliance with any applicable regulatory requirements may result in refusal by regulatory authorities to allow use of CCH in clinical trials, refusal by the government to allow distribution of CCH within the United States or other jurisdictions, criminal prosecution, fines, recall or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products, refusal to allow the entering into of federal and state supply contracts and civil litigation.
We purchase certain API and other materials used in our manufacturing operations from foreign and U.S. suppliers. The price and availability of API and other materials is subject to volatility for a number of reasons, many of which may be outside of our control. There is no guarantee that we will always have timely, sufficient or affordable access to critical raw materials or supplies from third parties. An increase in the price, or an interruption in the supply, of any API or raw material could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Non-U.S. regulatory requirements vary, including with respect to the regulatory approval process, and failure to obtain regulatory approval or maintain compliance with requirements in non-U.S. jurisdictions would prevent or impact the marketing of our products in those jurisdictions.
We have worldwide intellectual property rights to market many of our products and product candidates and may seek approval to market certain of our existing or potential future products outside of the United States. Approval of a product by the regulatory authorities of a particular country is generally required prior to manufacturing or marketing that product in that country. The approval procedure varies among countries and can involve additional testing and the time required to obtain such approval may differ from that required to obtain FDA approval. Non-U.S. regulatory approval processes generally include risks similar to those associated with obtaining FDA approval, as further described herein. FDA approval does not guarantee approval by the regulatory authorities of any other country, nor does the approval by foreign regulatory authorities in one country guarantee approval by regulatory authorities in other foreign countries or by the FDA.
Outside of the United States, regulatory agencies generally evaluate and monitor the safety, efficacy and quality of pharmaceutical products and devices and impose regulatory requirements applicable to manufacturing processes, stability testing, recordkeeping and quality standards, among others. These requirements vary by jurisdiction. In certain countries, the applicable healthcare and drug regulatory regimes may continue to evolve and implement new requirements. Ensuring and maintaining compliance with these varying and evolving requirements is and will continue to be difficult, time-consuming and costly. In seeking regulatory approvals in non-U.S. jurisdictions, we must also continue to comply with U.S. laws and regulations, including those imposed by the FCPA. See “—Risks Related to our Business and Industry—The risks related to our global operations may adversely impact our revenues, results of operations and financial condition.” If we fail to comply with these various regulatory requirements or fail to obtain and maintain required approvals, our target market will be reduced and our ability to generate non-U.S. revenue will be adversely affected.
If pharmaceutical companies are successful in limiting the use of generics through their legislative, regulatory and other efforts, our sales of generic products may suffer.
Many pharmaceutical companies increasingly have used state and federal legislative and regulatory means to delay generic competition. These efforts have included:
•pursuing new patents for existing products which may be granted just before the expiration of earlier patents, which could extend patent protection for additional years;
•using the citizen petition process (for example, under 21 C.F.R. § 10.30) to request amendments to FDA standards;
•attempting to use the legislative and regulatory process to have products reclassified or rescheduled or to set definitions of abuse-deterrent formulations to protect patents and profits; and
•engaging in state-by-state initiatives to enact legislation that restricts the substitution of some generic products.
If pharmaceutical companies or other third parties are successful in limiting the use of generic products through these or other means, our sales of generic products and our growth prospects may decline, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
New tariffs and evolving trade policy between the United States and other countries could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We conduct business globally and our operations, including third-party suppliers, span numerous countries outside the United States. There is uncertainty about the future relationship between the United States and various other countries with respect to trade policies, treaties, government regulations and tariffs.
The U.S. government may seek to impose additional restrictions on international trade, such as increased tariffs on goods imported into the United States. Such tariffs could potentially disrupt our existing supply chains and impose additional costs on our business, including costs with respect to raw materials upon which our business depends. Furthermore, if tariffs, trade restrictions or trade barriers are placed on products such as ours by foreign governments, it could cause us to raise prices for our products, which may result in the loss of customers. If we are unable to pass along increased costs to our customers, our margins could be adversely affected. Additionally, it is possible that further tariffs may be imposed that could affect imports of APIs and other materials used in our products, or our business may be adversely impacted by retaliatory trade measures taken by other countries, including restricted access to APIs or other materials used in our products, causing us to raise prices or make changes to our products. Further, the continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. Given the volatility and uncertainty regarding the scope and duration of these tariffs and other aspects of U.S. international trade policy, the impact on our operations and results is uncertain and could be significant. Further governmental action related to tariffs, additional taxes, regulatory changes or other retaliatory trade measures could occur in the future. Any of these factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are subject to information privacy and data protection laws that include penalties for noncompliance. Our failure to comply with various laws protecting the confidentiality of personal information, patient health information or other data could result in penalties and reputational damage.
We are subject to a number of privacy and data protection laws and regulations globally. The legislative and regulatory landscape for privacy and data security continues to evolve at a rapid pace. Various countries in which we operate have enacted, or are developing, laws governing the confidentiality, privacy and protection and the use, disclosure, transfer or other processing of personal information, including patient health information. These include federal, state and international laws and regulations in the United States, Europe and other markets, the scope of which are constantly changing, and in some cases, these laws and regulations are inconsistent and conflicting and subject to differing interpretations.
For example, multiple U.S. states have passed or enacted data privacy legislation that provides data privacy rights for consumers and imposes operational requirements for businesses. The California Consumer Privacy Act of 2018, as amended (the CCPA), went into effect on January 1, 2020 and established a privacy framework for covered businesses by creating an expanded definition of personal information, establishing certain data privacy rights for consumers in the state of California and creating a potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. More recently, Virginia, Colorado, Connecticut, Utah and various other U.S. states have passed or enacted laws similar in scope to the CCPA, and in California, the California Privacy Rights Act took effect, which amended the CCPA and expanded on the existing consumer rights under the same, imposed additional obligations on governed businesses and created a new state enforcement agency dedicated to enforcing California consumers’ privacy rights. U.S. state legislatures can be expected to continue to regulate data privacy in the absence of legislation from the U.S. federal government. Many aspects of the CCPA and newer U.S. state privacy laws have not been interpreted by courts and best practices are still being developed, all of which increases the risk, cost and complexity of compliance and could have material adverse impacts on our operations.
In addition, data protection laws in other international jurisdictions impose restrictions on our authority to collect, analyze and transfer personal data, including health data, across international borders. For example, the EU’s General Data Protection Regulation (the GDPR) and related implementing laws in individual EU Member States, strictly regulate our ability to collect, analyze and transfer personal data regarding persons in the European Union, including health data from clinical trials and adverse event reporting. The GDPR, which has extra-territorial scope and substantial fines for breaches (up to 4% of global annual revenue or €20 million, whichever is greater) grants individuals whose personal data (which is very broadly defined) is collected or otherwise processed the right to access the data, request its deletion and control its use and disclosure. The GDPR also requires notification of a breach in the security of such data to be provided within 72 hours of discovering the breach. Although the GDPR itself is self-executing across all EU Member States, data protection authorities from different EU Member States may interpret and apply the regulation somewhat differently, which adds to the complexity of processing personal data in the European Union. Uncertainty in the interpretation and enforcement of the regulation by the EU Member States’ different data protection authorities contributes to liability exposure risk.
The GDPR prohibits the transfer of personal data to countries outside of the European Union that are not considered by the European Commission to provide an adequate level of data protection, and transfers of personal data to such countries may be made only in certain circumstances, such as where the transfer is necessary for important reasons of public interest or the individual to whom the personal data relates has given his or her explicit consent to the transfer after being informed of the risks involved. Even when certain circumstances are met, a July 2020 decision by the Court of Justice of the European Union, referred to as Schrems II, placed transfers of personal data from the European Union to the United States under considerable uncertainty as the decision raised concerns about governmental entity access to personal data under U.S. national security laws. Transfers of personal data out of the European Union to the United States remain an unresolved matter for political negotiation between the U.S. and EU representatives.
Other applicable data privacy laws may also impose stringent requirements on our collection, use of and ability to process and transfer personal data from certain countries and increase the risk and complexity of compliance with respect to our global operations. In many cases, enforcement of international data privacy laws and regulations is uncertain and evolving, or enforcement priorities may be shifting, all of which may constrain our implementation of global business processes and may impose additional costs for compliance.
We have policies and practices that we believe make us compliant with applicable privacy laws and regulations. However, as new laws of this nature are proposed and adopted worldwide, which may become increasingly rigorous, we currently, and from time to time, may not be in technical compliance with all such laws. In addition, enforcement practices are likely to remain unpredictable for the foreseeable future. Should a transgression be deemed or perceived to have occurred, it could lead to government enforcement actions or investigations, result in significant sanctions or penalties against us and subject us to negative publicity. Such liabilities could materially adversely affect our business, financial condition, results of operations and cash flows.
There has also been increased enforcement activity in the United States particularly related to data security breaches. A violation of these laws or regulations by us or our third-party vendors could subject us to penalties, fines, liability and/or possible exclusion from Medicare or Medicaid. Such sanctions could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Risks Related to our Intellectual Property
Our ability to protect and maintain our proprietary and licensed technology, which is vital to our business, is uncertain.
Our success, competitive position and future income depend in part on our ability, and the ability of our partners and suppliers, to obtain and protect patent and other intellectual property rights relating to our current and future technologies, processes and products. The degree of protection any patents will afford is uncertain, including whether the protection obtained will be of sufficient breadth and degree to protect our commercial interests in all the jurisdictions where we conduct business. That is, the issuance of a patent is not conclusive as to its claimed scope, validity or enforceability. Patent rights may be challenged, revoked, invalidated, infringed or circumvented by third parties. For example, if an invention qualifies as a joint invention, the joint inventor may have intellectual property rights in the invention, which might not be protected. A third party may also infringe upon, design around or develop uses not covered by any patent issued or licensed to us and our patents may not otherwise be commercially viable. In this regard, the patent position of pharmaceutical compounds and compositions is particularly uncertain and involves complex legal and factual questions. Even issued patents may later be modified or revoked by the U.S. Patent and Trademark Office by comparable foreign patent offices or by a court following legal proceedings. Laws relating to such rights may in the future also be changed or withdrawn.
There is no assurance that any of our patent claims in our pending non-provisional and provisional patent applications relating to our technologies, processes or products will be issued or, if issued, that any of our existing and future patent claims will be held valid and enforceable against third-party infringement. We could incur significant costs and management distraction if we initiate litigation against others to protect or enforce our intellectual property rights. Such patent disputes may be lengthy and a potential violator of our patents may bring a potentially infringing product to market during the dispute, subjecting us to competition and damages due to infringement of the competitor product. Upon the expiration or loss of intellectual property protection for a product, others may manufacture and distribute such patented product, which may result in the loss of a significant portion of our sales of that product.
We also rely on trade secrets and other unpatented proprietary information, which we generally seek to protect by confidentiality and nondisclosure agreements with our employees, consultants, advisors and partners. These agreements may not effectively prevent disclosure of confidential information and may not provide us with an adequate remedy in the event of unauthorized disclosure. Even if third parties misappropriate or infringe upon our proprietary rights, we may not be able to discover or determine the extent of any such unauthorized use and we may not be able to prevent third parties from misappropriating or infringing upon our proprietary rights. In addition, if our employees, scientific consultants or partners develop inventions or processes that may be applicable to our existing products or products under development, such inventions and processes will not necessarily become our property and may remain the property of those persons or their employers.
Any failure by us to adequately protect our technology, trade secrets or proprietary know-how or to enforce our intellectual property rights could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our competitors or other third parties may allege that we are infringing their intellectual property, forcing us to expend substantial resources in litigation, the outcome of which is uncertain. Any unfavorable outcome of such litigation, including losses related to “at-risk” product launches, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Companies that produce branded pharmaceutical products routinely bring litigation against ANDA or similar applicants that seek regulatory approval to manufacture and market generic forms of branded products, alleging patent infringement or other violations of intellectual property rights. Patent holders may also bring patent infringement suits against companies that are currently marketing and selling approved generic products. Litigation often involves significant expense. Additionally, if the patents of others are held valid, enforceable and infringed by our current products or future product candidates, we would, unless we could obtain a license from the patent holder, need to delay selling our corresponding generic product and, if we are already selling our product, cease selling and potentially destroy existing product stock. Additionally, we could be required to pay monetary damages or royalties to license proprietary rights from third parties and we may not be able to obtain such licenses on commercially reasonable terms or at all.
There may be situations in which we may make business and legal judgments to market and sell products that are subject to claims of alleged patent infringement prior to final resolution of those claims by the courts based upon our belief that such patents are invalid, unenforceable or are not infringed by our marketing and sale of such products. This is commonly referred to in the pharmaceutical industry as an “at-risk” launch. The risk involved in an at-risk launch can be substantial because, if a patent holder ultimately prevails against us, the remedies available to such holder may include, among other things, damages calculated based on the profits lost by the patent holder, which can be significantly higher than the profits we make from selling the generic version of the product. Moreover, if a court determines that such infringement is willful, the damages could be subject to trebling. We could face substantial damages from adverse court decisions in such matters. We could also be at risk for the value of such inventory that we are unable to market or sell.
Risks Related to Plan Effectiveness
Our actual financial results may vary significantly from the projections filed with the Bankruptcy Court.
In connection with the process under the Plan, the Debtors were required to prepare projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and the ability of Endo, Inc. to continue operations following consummation of the Plan. This projected financial information was prepared by, and is the responsibility of, the Debtors’ management. PricewaterhouseCoopers LLP has not audited, reviewed, examined, compiled nor applied agreed-upon procedures with respect to the projected financial information and, accordingly, PricewaterhouseCoopers LLP does not express an opinion or any other form of assurance with respect thereto. The PricewaterhouseCoopers LLP report included in the Registration Statement relates to Endo International plc’s previously issued financial statements. It does not extend to the projected financial information and should not be read to do so. At the time they were last filed with the Bankruptcy Court as Exhibit E to the Debtors’ Disclosure Statement on January 16, 2024, the projections reflected numerous assumptions concerning anticipated future performance and prevailing and anticipated market and economic conditions that were and continue to be beyond our and the Debtors’ control and that may not materialize. These projections have not been, and will not be, updated on an ongoing basis and should not be considered financial guidance by management. Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks. Our actual results will vary from those contemplated by the projections and the variations may be material.
The historical financial information of Endo International plc may not be indicative of our future financial performance.
The capital structure of Endo, Inc. is different from the historical capital structure of Endo International plc. Under fresh start accounting rules that were applied during the second quarter of 2024, (i) the reorganization value was assigned to Endo, Inc.’s identified tangible and intangible assets based on their respective fair values, with any excess recorded as goodwill; (ii) post-petition liabilities have generally be assumed by Endo, Inc. at their historical carrying values; (iii) the Exit Financing Debt liabilities are measured and recorded by Endo, Inc. at their fair values; and (iv) historical accumulated deficit and accumulated other comprehensive loss of Endo International plc is reset to zero by Endo, Inc. As applicable, Endo International plc’s liabilities subject to compromise and certain other liabilities were satisfied in accordance with the Plan’s terms. Thus, our balance sheets and statements of operations data following consummation of the Plan, including the Successor financial statements and notes included in this report, will not be comparable in many respects to the historical balance sheets and statements of operations data of Endo International plc.
The bankruptcy proceedings may adversely affect our operations going forward.
The Debtors operated in bankruptcy from August 16, 2022 until April 23, 2024, when the Plan was consummated. Our ability to maintain relationships with suppliers, customers, employees and other third parties has been, or may be, adversely affected by the bankruptcy proceedings. The full extent to which the bankruptcy proceedings may impact our business, reputation and relationships with our suppliers, customers, employees and other third parties may not be known for some time, and any adverse consequences could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Additionally, in connection with the bankruptcy proceedings, the Debtors have been subject to a voluntary opioid operating injunction (the VOI). The VOI, which also applies to certain subsidiaries of Endo, Inc. following the consummation of the Plan on the Effective Date until August 16, 2030, prevents the Debtors and the relevant subsidiaries of Endo, Inc. from manufacturing high-dose opioid pills, advertising or marketing opioids to patients and doctors, offering compensation incentives based on opioid sales, and engaging in opioid-related lobbying, among other restrictions. Any failure to comply with these restrictions could materially affect our business, financial condition and operations going forward.
Further, pursuant to the terms of the PSA and the Plan, the funding of any payment obligations owing to any of the Trusts or the Opioid School District Recovery Trust (each as defined in the Plan) following the Effective Date and any other of the Remaining Debtors’ or the plan administrator’s payment obligations arising under the Plan, including administrative claim amounts, that were not fully funded at the Effective Date, are obligations of Endo, Inc. In addition, certain consideration potentially payable pursuant to the resolution reached with the DOJ, is a contingent obligation of Endo, Inc.
We may be subject to claims that were not discharged in the bankruptcy proceedings, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Substantially all of the material claims against the Debtors that arose prior to the date of the bankruptcy filing were addressed during the chapter 11 proceedings or were resolved in connection with the Plan and the order of the Bankruptcy Court confirming the Plan. In addition, under chapter 11, the consummation of a plan of reorganization discharges a debtor from substantially all debts arising prior to the filing of a bankruptcy petition and certain debts arising afterwards. Certain claims and other obligations that arose prior to the bankruptcy filing may not be discharged, including certain debts owed to governmental entities arising from fraud. The discharge also may not apply to certain foreign claims in certain foreign jurisdictions to the extent such claims are deemed non-dischargeable under applicable foreign law. In addition, except in limited circumstances, claims against non-debtor subsidiaries are generally not subject to discharge under the Bankruptcy Code. Any claims that were not ultimately discharged pursuant to the Plan could be asserted against us and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may be subject to litigation in connection with the consummation of the Plan on the Effective Date.
In connection with the consummation of the Plan on the Effective Date, additional claims may be asserted against the Debtors or us. While the provisions of the Plan constitute a good faith compromise or settlement, or resolution of, substantially all claims that arose against the Debtors prior to the consummation of the Plan, additional claims may be brought against us. Any litigation in the future related to the consummation of the Plan may also require management involvement and oversight, which could divert attention away from focusing exclusively on our business. The effects of any litigation related to the consummation of the Plan could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Following the consummation of the Plan, we have a new board of directors.
The directors who serve on our board of directors following the consummation of the Plan have different backgrounds, experiences and perspectives from those individuals who have historically served on the board of directors of Endo International plc and may have different views on the direction of our business and the issues that will determine our future, including our strategic plans and priorities. The effect of implementation of those views may be difficult to predict and may, in the short term, result in disruption to the strategic direction of the business.
Additionally, the ability of our new directors to quickly expand their knowledge of our operations will be critical to their ability to make informed decisions about our business and strategies, particularly given the competitive environment in which we operate. The transition of the board of directors may, during the period of transition, compromise our ability to compete effectively.
The ability to attract and retain key personnel following the consummation of the Plan is critical to the success of our business.
The success of our business heavily relies on our key personnel, including our senior executive team which will be led by our recently appointed Interim CEO. Attracting and retaining key personnel, including a Chief Executive Officer, is highly competitive and we may face specific challenges related to the bankruptcy proceedings, ongoing business uncertainties and potential organizational changes. If key personnel resign, retire or are otherwise unavailable, we may face significant productivity declines. Our failure or inability to attract and retain key personnel, or to successfully complete our CEO transition, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We have substantial indebtedness following consummation of the Plan which may adversely affect our financial position and operating flexibility.
We have a substantial amount of indebtedness. In connection with the consummation of the Plan, we incurred indebtedness of $2.5 billion, consisting of a $1.5 billion senior secured term loan facility, a $0.4 billion superpriority senior secured revolving credit facility that was undrawn as of June 30, 2024 and $1.0 billion aggregate principal amount of senior secured notes. This substantial amount of indebtedness could have important consequences to us, including:
•making it difficult for us to satisfy our financial obligations, including making applicable scheduled principal and interest payments on our indebtedness;
•limiting our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;
•limiting our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;
•limiting our ability to incur judgments above certain thresholds;
•exposing us to the risk of rising interest rates with respect to the borrowings under any variable rate indebtedness;
•requiring us to use a substantial portion of our cash on hand and/or from future operations to make debt service payments;
•limiting our flexibility to plan for, or react to, changes in our business and industry;
•placing us at a competitive disadvantage compared to our less leveraged competitors; and
•increasing our vulnerability to the impact of adverse economic and industry conditions, which may further limit our ability to satisfy our financial obligations.
Our financing agreements contain various covenants restricting, among other things, our ability to:
•incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons;
•issue redeemable stock and preferred stock;
•pay dividends or distributions or redeem or repurchase capital stock;
•prepay, redeem or repurchase certain debt;
•make loans, investments and capital expenditures;

•enter into agreements that restrict distributions from our subsidiaries;
•sell assets and capital stock of our subsidiaries;
•enter into certain transactions with affiliates; and
•consolidate or merge with or into, or sell substantially all of our assets to, another person.
If we are unable to pay amounts due under our outstanding indebtedness or to fund other liquidity needs, such as future capital expenditures or contingent liabilities as a result of adverse business developments, including expenses related to future legal proceedings and governmental investigations or decreased revenues, as well as increased pricing pressures or otherwise, we may be required to refinance all or part of our outstanding indebtedness, sell assets, reduce or delay capital expenditures or seek to raise additional capital.
To the extent we are required or choose to seek third-party financing in the future, we may not be able to obtain any such required financing on a timely basis or at all, particularly in light of the recent bankruptcy proceedings. Additionally, any future financing arrangements could include terms that are not commercially beneficial to us, which could further restrict our operations and exacerbate any impact on our results of operations and liquidity that may result from any of the factors described herein or other factors.
Any of these factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The settlement reached with the DOJ in resolution of its pre-bankruptcy criminal and civil investigations of certain Debtors may lead to further disciplinary action.
As part of the global resolution reached by the Debtors with the DOJ with respect to claims filed in the Chapter 11 Cases by the United States of America (the U.S. Government Economic Settlement), Endo Health Solutions Inc. (EHSI) agreed to enter into a civil False Claims Act settlement, to plead guilty to a single misdemeanor strict liability violation of the FFDCA, and to be excluded from participating in U.S. federal healthcare programs, such as Medicare and Medicaid. EHSI is a Debtor entity that is not part of the reorganized company. EHSI will be liquidated at the appropriate time following the Effective Date and will subsequently cease to exist. EHSI is the only party to the aforementioned criminal and civil resolutions. While we would view any administrative action as unnecessary under the circumstances and we are working proactively to address and prevent such an occurrence, there are no assurances that federal, state and/or other regulatory bodies will not react to EHSI’s civil settlement and criminal plea by seeking to take additional administrative action, including suspension, proposed debarment, debarment and/or other exclusionary action(s), against other Debtor entities, Endo, Inc. and/or any of their affiliates. The precise timing for the resolution of these potential administrative actions is unpredictable and varies based upon the regulatory body involved. Any such adverse administrative action could have a material adverse effect on the subject entity’s business, financial condition, results of operations and cash flows, among other collateral consequences.
Endo, Inc. could incur additional payment obligations pursuant to the U.S. Government Economic Settlement upon the achievement of certain EBITDA outperformance targets.
The U.S. Government Economic Settlement provides for payment by Endo, Inc. of contingent consideration of $25.0 million per year for each of 2024 to 2028 (capped at $100.0 million in the aggregate) if EBITDA exceeds defined baselines, as set forth in the U.S. Government Economic Settlement.
Risks Related to Ownership of our Common Stock
The public trading price of our common stock may be volatile and could decline significantly and rapidly.
Our common stock is currently quoted and trades on the OTCQX® Best Market (OTCQX), where it has been trading since June 28, 2024. The public trading price of our common stock following our listing is likely to be volatile and could be subject to wide fluctuations in response to many risk factors described in this section, and others beyond our control, including:
•the number of shares of our common stock made available for trading;
•sales or expectations with respect to sales of shares of our common stock by holders of our common stock;
•the trading volume of our common stock;
•the bankruptcy proceedings and the emergence from bankruptcy and certain related transactions;
•our sale of our common stock or other securities in the future;
•changes in senior management or key personnel;
•FDA approval or disapproval of any of the drug applications we have submitted;
•the success or failure of our clinical trials;
•the success or failure of our corporate responsibility strategy and our ability to respond to increased stakeholder focus on corporate responsibility matters including climate change;
•new data or new analyses of older data that raise potential safety or effectiveness issues concerning our approved products;
•product recalls or withdrawals;
•competitors announcing technological innovations or new commercial products;

•introduction of generic, compounded or other substitutes for our products, including the filing of ANDAs with respect to generic versions of our branded products;
•developments concerning our or others’ proprietary rights, including patents;
•competitors’ publicity regarding actual or potential products under development or other activities affecting our competitors or the industry in general;
•regulatory developments in the United States and foreign countries, or announcements relating to these matters;
•period-to-period fluctuations in our financial results;
•new legislation, regulation, administrative guidance or executive orders, or changes in interpretation of existing legislation, regulation, administrative guidance or executive orders, including by virtue of new judicial decisions, which could affect the development, sale or pricing of pharmaceutical products, the number of individuals with access to affordable healthcare, the taxes we pay and/or other factors;
•a determination by a regulatory agency that we are engaging in or have engaged in inappropriate sales or marketing activities, including promoting off-label uses of our products;
•social and political pressure to lower the cost of pharmaceutical products;
•social and political scrutiny over increases in prices of shares of pharmaceutical companies that are perceived to be caused by a strategy of growth through acquisitions;
•litigation against us or others;
•reports of securities analysts and rating agencies; and
•changes in the political landscape, regulatory environment and international relations, including different policies that may be pursued by the current U.S. presidential administration.
Recently, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock. As a result, you might be unable to sell your shares at or above the price you paid. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention.
An active, liquid and orderly market for our common stock may not develop or be sustained. Investors may be unable to sell their shares of our common stock at or above the price you bought them for.
Our common stock is currently quoted and trades on OTCQX. After trading on OTCQX, we expect to pursue a listing of our common stock on a national securities exchange. However, we cannot assure you when, if at all, our common stock may be listed on a national securities exchange. Piro to trading on OTCQX, there was no public market for our common stock; the trading history of our common stock on OTCQX and the trading history of Endo International plc may not be indicative of the potential liquidity of our common stock. Moreover, we have not consulted with existing stockholders regarding their desire or plans to sell shares in the public market following our quotation on OTCQX or following a potential listing on a national securities exchange or discussed with potential investors their intentions to buy our common stock in the open market following our quotation on OTCQX or following a potential listing on a national securities exchange. Existing stockholders may not sell any of their shares of our common stock and there may initially be a lack of supply of, or demand for, our common stock on OTCQX or a national securities exchange, following a potential listing. Conversely, existing stockholders may sell all of their shares of our common stock, resulting in excess supply of our common stock on OTCQX or a national securities exchange, following a potential listing. In the case of a lack of supply of our common stock, the trading price of our common stock may rise to an unsustainable level. Further, institutional investors may be discouraged from purchasing our common stock if they are unable to purchase a block of our common stock in the open market in a sufficient size for their investment objectives due to a potential unwillingness of our existing stockholders to sell a sufficient amount of common stock at the price offered by such institutional investors and the greater influence individual investors have in setting the trading price. If institutional investors are unable to purchase our common stock in a sufficient amount for their investment objectives, the market for our common stock may be more volatile without the influence of long-term institutional investors holding significant amounts of our common stock. In the case of a lack of demand for our common stock, the trading price of our common stock could decline significantly and rapidly after our quotation on OTCQX or potential listing on a national securities exchange. Therefore, an active, liquid and orderly trading market for our common stock may not initially develop or be sustained, which could significantly depress the trading price of our common stock and/or result in significant volatility, which could affect your ability to sell your shares of our common stock.
We do not intend to pay dividends on our common stock for the foreseeable future.
We do not currently intend to pay any cash dividends in the foreseeable future on our common stock. Any declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on many factors, including our financial condition, earnings, liquidity requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant. In addition, agreements governing our existing indebtedness incurred upon consummation of the Plan on the Effective Date and any future indebtedness may not permit us to pay dividends on our common stock. As a result, capital appreciation in the price of our common stock, if any, may be your only source of gain on an investment in our common stock.
None of our stockholders are party to any contractual lock-up agreement or other contractual restrictions on transfer. Sales of substantial amounts of our common stock in the public markets, or the perception that sales might occur, could cause the trading price of our common stock to decline.
In addition to the supply and demand and volatility factors discussed above, sales of a substantial number of shares of our common stock into the public market, particularly sales by our directors, executive officers and principal stockholders, or the perception that these sales might occur in large quantities, could cause the trading price of our common stock to decline. None of our stockholders are subject to any contractual lock-up or other contractual restriction on the transfer or sale of their shares.
As of June 30, 2024, we had 76,400,000 shares of our common stock outstanding, all of which were issued pursuant to the Plan to certain of the Debtors’ creditors. A substantial amount of the shares, 63,091,414 shares, were issued pursuant to section 1145 of the Bankruptcy Code and are not “restricted securities” as defined in Rule 144(a)(3) under the Securities Act, and have been freely tradable and transferable by any initial recipient thereof, subject to certain limitations, since they were issued on the Effective Date. Substantially all of such shares have been eligible for trading on OTCQX since trading began on June 28, 2024.
The remainder of the shares, 13,308,586 shares, were issued in reliance upon other exemptions from registration under the Securities Act and are “restricted securities” as defined in Rule 144(a)(3) under the Securities Act. All such “restricted securities” were registered for resale on the Registration Statement, which was declared effective on July 31, 2024, and may be freely sold thereafter, including on OTCQX while such Registration Statement remains effective. Additionally, once we have been a reporting company subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act for 90 days and assuming the availability of certain public information about us, (i) non-affiliates who have beneficially owned such restricted shares of our common stock for at least six months may rely on Rule 144 under the Securities Act to sell such shares, and (ii) our directors, executive officers and other affiliates who have beneficially owned such restricted shares of our common stock for at least six months, will be entitled to sell their shares of our common stock subject to volume limitations under Rule 144 under the Securities Act, to the extent such sales do not utilize the Registration Statement.
Our business, financial condition and results of operations may differ from any projections that we disclose or any information that may be attributed to us by third parties.
From time to time, we may provide guidance via public disclosures regarding our projected business, financial condition or results of operations. However, any such projections involve risks, assumptions and uncertainties, and our actual results could differ materially from such projections. Factors that could cause or contribute to such differences include, but are not limited to, the risk factors described herein, some or all of which are not predictable or within our control. Other unknown or unpredictable factors could also adversely impact our performance, and we undertake no obligation to update or revise any projections, whether as a result of new information, future events or otherwise. In addition, various news sources, bloggers and other publishers may make statements regarding our historical or projected business or financial performance, and you should not rely on any such information even if it is attributed directly or indirectly to us.
If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the trading price of our common stock and trading volume could decline.
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not control these analysts. If any of the analysts who cover us downgrade our common stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our common stock may decline. We may also have more limited access to analyst coverage given that we are currently quoted on OTCQX and have not yet listed on a national securities exchange. Accordingly, if analysts decline or otherwise fail to regularly publish reports on us or subsequently choose to cease their coverage of us, we could lose visibility in the financial markets, which in turn could cause the price or trading volume of our common stock to decline and our common stock to be less liquid.
Additional issuances of our common stock could result in significant dilution to our stockholders.
Additional issuances of our common stock, including pursuant to the exercise or vesting of securities issued pursuant to our equity compensation plan, will result in dilution to existing holders of our common stock. The amount of dilution could be substantial depending upon the size of the issuance, exercise or vesting. As part of our business strategy, we may acquire or make investments in companies or products and issue equity or equity-linked securities to pay for any such acquisition or investment. In addition, we may issue additional shares of our common stock in future public offerings. Any such issuances of additional common stock may cause stockholders to experience significant dilution of their ownership interests and the trading price of our common stock to decline.

Certain stockholders, if they choose to act together, will have the ability to control all matters submitted to stockholders for approval, including controlling the outcome of director elections.
Certain stockholders, including certain holders of first lien claims (who collectively owned 91.62% of our outstanding common stock on a fully diluted basis as of the Effective Date), acquired significant interest in our outstanding common stock upon consummation of the Plan. This concentration of ownership may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval, and the interests of such stockholders could differ materially from, or conflict with, those of us or our other stockholders. This concentration of ownership could also facilitate or hinder a negotiated change of control of us and, consequently, have an impact upon the value of our common stock.
Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and depress the market price of our common stock.
Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Among other things, our amended and restated certificate of incorporation and our amended and restated bylaws include the following provisions:
•limitations on convening special stockholder meetings, which could make it difficult for our stockholders to adopt desired governance changes;
•advance notice procedures, which apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;
•a forum selection clause, which means certain litigation against us can only be brought in Delaware;
•no authorization of cumulative voting, which limits the ability of minority stockholders to elect director candidates;
•the authorization of undesignated or “blank check” preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders.
Any provision of our amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.
Our governing documents also provide that the Delaware Court of Chancery is the sole and exclusive forum for substantially all disputes between us and our stockholders and federal district courts are the sole and exclusive forum for Securities Act claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation provides that, unless we consent to the selection of an alternative forum, the Delaware Court of Chancery is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a breach of fiduciary duty owed by any of our directors, officers or other employees to us or to our stockholders, (iii) any action asserting a claim against us arising pursuant to the Delaware General Corporation Law (the DGCL), our amended and restated certificate of incorporation or our amended and restated bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws, (v) any action asserting a claim against us that is governed by the internal affairs doctrine, or (vi) any action asserting an “internal corporate claim” as defined in Section 115 of the DGCL; provided, however, that the exclusive forum provisions will not apply to suits brought to enforce any liability or duty created by the Securities Act, the Exchange Act or to any claim for which the federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States are the sole and exclusive forum for the resolution of any complaint asserting a right under the Securities Act, subject to a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In any such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and the provisions may not be enforced by a court in those other jurisdictions.
The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. In addition, these choice of forum provisions may result in increased costs for stockholders who determine to pursue any such lawsuits against us. Alternatively, if a court were to find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On the Effective Date, and subject to applicable rounding by the Depository Trust Company, pursuant to the Plan (capitalized terms used in this section have the meanings ascribed to them in the Plan), we issued the following shares of our common stock:
•32,973,580 shares of our common stock to holders of first lien claims and holders of second lien deficiency claims and unsecured notes claims in exchange for the satisfaction of their claims;
•244,480 shares of our common stock deposited in escrow with a third-party escrow agent with such escrowed equity to be distributed to holders of second lien deficiency claims and unsecured notes claims in accordance with the “Net Debt Equity Split Adjustment” defined under the Plan;
•25,813,999 shares of our common stock issued to holders of first lien claims who participated in the First Lien Rights Offering;
•828,052 shares of our common stock issued to First Lien Backstop Parties in connection with the First Lien Rights Offering pursuant to the First Lien BCA;
•2,810,138 shares of our common stock issued to the First Lien Backstop Parties in satisfaction of the claims represented by the First Lien Backstop Premium owed pursuant to the First Lien BCA;
•33,623 shares of our common stock issued to holders of second lien deficiency claims and unsecured notes claims that participated in the GUC Rights Offering;
•12,446,911 shares of our common stock issued to the GUC Backstop Parties in connection with the GUC Rights Offering pursuant to the GUC BCA; and
•1,249,217 shares of our common stock issued to the GUC Backstop Parties in satisfaction of the claims represented by the GUC Backstop Premium owed pursuant to the GUC BCA.
The shares of our common stock issued pursuant to the Plan were issued pursuant to the exemption from the registration requirements of the Securities Act under section 1145 of the Bankruptcy Code and, to the extent such exemption was unavailable, in reliance on the exemption provided by Section 4(a)(2) under the Securities Act and/or Regulation D or Regulation S thereunder. The First Lien Rights Offering and the GUC Rights Offering raised a total of $500.3 million in cash consideration, of which $220.6 million was disbursed to Endo, Inc. on April 23, 2024 for general corporate purposes and/or to settle certain assumed liabilities subsequent to the Effective Date.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the three months ended June 30, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6.    Exhibits

Incorporated by Reference from:
Number	Description	File Number	Filing Type	Filing Date
2.1#
Purchase and Sale Agreement, dated as of April 14, 2024, among Endo Enterprise, Inc., Endo USA, Inc. and Paladin Pharma Inc., as the buyers, and Endo International plc and the other sellers, as defined therein, as the sellers.
		333-280767	S-1	July 12, 2024
3.1	Amended and Restated Certificate of Incorporation.	333-280767	S-1	July 12, 2024
3.2	Amended and Restated Bylaws.	333-280767	S-1	July 12, 2024
4.1	Specimen Common Stock Certificate (Unrestricted).	333-280767	S-1	July 12, 2024

Incorporated by Reference from:
Number	Description	File Number	Filing Type	Filing Date
4.2
Indenture, dated as of April 23, 2024, among Endo Finance Holdings, Inc., as the issuer, Endo, Inc., as parent guarantor, each of the other subsidiary guarantors party thereto and Computershare Trust Company, National Association, as trustee and notes collateral agent (including form of 8.500% Senior Secured Notes due 2031).
		333-280767	S-1	July 12, 2024
4.2.1	First Supplemental Indenture, dated as of May 23, 2024, among Endo Finance Holdings, Inc., as the issuer, and Computershare Trust Company, National Association, as trustee.	333-280767	S-1	July 12, 2024
10.1#
First Lien Intercreditor Agreement, dated as of April 23, 2024, among Endo, Inc., Endo Finance Holdings, Inc., the other grantors party thereto, Goldman Sachs Bank USA, as bank collateral agent, Computershare Trust Company, National Association, as notes collateral agent.
		333-280767	S-1	July 12, 2024
10.2	Stockholders’ Agreement, dated April 23, 2024, among Endo, Inc. and the stockholders of Endo, Inc.	333-280767	S-1	July 12, 2024
10.3+	Endo, Inc. Non-Employee Director Compensation Policy.	333-280767	S-1/A	July 26, 2024
10.4+	Endo, Inc. Director Deferred Compensation Plan.	333-280767	S-1/A	July 26, 2024
10.5+	Endo, Inc. 2024 Stock Incentive Plan.	333-280767	S-1/A	July 26, 2024
10.6	Form of Director and Officer Indemnification Agreement of Endo, Inc.	333-280767	S-1/A	July 26, 2024
10.7+	Executive Employment Agreement between Endo USA, Inc. and Blaise A. Coleman, effective as of May 10, 2024.	333-280767	S-1/A	July 26, 2024
10.8+	Executive Employment Agreement between Endo USA, Inc. and Mark T. Bradley, effective as of May 10, 2024.	333-280767	S-1/A	July 26, 2024
10.9+	Executive Employment Agreement between Endo USA, Inc. and Matthew J. Maletta, effective as of May 10, 2024.	333-280767	S-1/A	July 26, 2024
10.10+	Executive Employment Agreement between Endo USA, Inc. and Patrick A. Barry, effective as of May 10, 2024.	333-280767	S-1/A	July 26, 2024
10.11+	Executive Employment Agreement between Endo USA, Inc. and James P. Tursi, M.D., effective as of May 10, 2024.	333-280767	S-1/A	July 26, 2024
10.12#
Credit Agreement, dated as of April 23, 2024, among Endo Finance Holdings, Inc., as the borrower, Endo, Inc., as parent guarantor, the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent, collateral agent, issuing bank and swingline lender.
		333-280767	S-1/A	July 26, 2024
22.1	List of Issuer and Guarantor Subsidiaries of Endo, Inc.	333-280767	S-1	July 12, 2024
31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Not applicable; filed herewith
31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Not applicable; filed herewith
32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Not applicable; furnished herewith
32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Not applicable; furnished herewith
101.INS	iXBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Not applicable; submitted herewith
101.SCH	iXBRL Taxonomy Extension Schema Document	Not applicable; submitted herewith
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document	Not applicable; submitted herewith
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document	Not applicable; submitted herewith
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document	Not applicable; submitted herewith
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document	Not applicable; submitted herewith

Incorporated by Reference from:
Number	Description	File Number	Filing Type	Filing Date
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	Not applicable; submitted herewith

#	Schedules, exhibits and similar attachments to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
+	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

ENDO, INC.
(Registrant)

/S/ BLAISE COLEMAN
Name:	Blaise Coleman
Title:	President and Chief Executive Officer
(Principal Executive Officer)

/S/ MARK T. BRADLEY
Name:	Mark T. Bradley
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: August 29, 2024