Form 10-Q
period 2024-09-30
Endo, Inc.
filed 2024-11-05
CIK 2008861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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
+1 (484) 216-0000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None (1)
(1)    On June 28, 2024, Endo, Inc. common stock was quoted and began trading on the OTCQX® Best Market under the symbol “NDOI.”

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒

	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒

	No	☐

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

The number of common stock, par value $0.001 per share outstanding as of October 29, 2024 was 76,400,000.

ENDO, INC.
INDEX

		Page
Forward-Looking Statements		i

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2024 (Successor) and December 31, 2023 (Predecessor) (Unaudited)	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 (Successor), the period January 1, 2024 to April 23, 2024 (Predecessor) and the three and nine months ended September 30, 2023 (Predecessor) (Unaudited)	2
	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2024 (Successor), the period January 1, 2024 to April 23, 2024 (Predecessor) and the three and nine months ended September 30, 2023 (Predecessor) (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 (Successor), the period January 1, 2024 to April 23, 2024 (Predecessor) and the nine months ended September 30, 2023 Predecessor (Unaudited)	5
	Condensed Consolidated Statements of Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2024 (Successor), the period April 1, 2024 to April 23, 2024 (Predecessor), the period January 1, 2024 to March 31, 2024 (Predecessor) and the three and nine months ended September 30, 2023 (Predecessor) (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	63
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	86
Item 4.	Controls and Procedures	87

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	88
Item 1A.	Risk Factors	88
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	117
Item 3.	Defaults Upon Senior Securities	117
Item 4.	Mine Safety Disclosures	117
Item 5.	Other Information	117
Item 6.	Exhibits	117

Signatures		119

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
i

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

ENDO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share and per share data)

	Successor	Predecessor
	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$367,574	$777,919
Restricted cash and cash equivalents	87,492	167,702
Accounts receivable, net	383,225	386,919
Inventories, net	613,275	246,017
Prepaid expenses and other current assets	73,781	82,163
Income taxes receivable	1,416	7,781
Total current assets	$1,526,763	$1,668,501
PROPERTY, PLANT AND EQUIPMENT, NET	550,890	476,240
OPERATING LEASE ASSETS	27,172	23,033
GOODWILL	—	1,352,011
OTHER INTANGIBLES, NET	2,118,366	1,477,883
DEFERRED INCOME TAXES	119,880	—
OTHER ASSETS	336,629	139,626
TOTAL ASSETS	$4,679,700	$5,137,294
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$484,999	$537,736
Current portion of legal settlement accrual	1,511	—
Current portion of operating lease liabilities	5,874	956
Current portion of long-term debt	15,000	—
Income taxes payable	39,360	102
Total current liabilities	$546,744	$538,794
DEFERRED INCOME TAXES	5,657	16,248
LONG-TERM DEBT, LESS CURRENT PORTION, NET	2,424,439	—
LONG-TERM LEGAL SETTLEMENT ACCRUAL, LESS CURRENT PORTION	5,956	—
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION	21,664	4,132
OTHER LIABILITIES	74,685	79,812
LIABILITIES SUBJECT TO COMPROMISE	—	11,095,868
COMMITMENTS AND CONTINGENCIES (NOTE 15)
SHAREHOLDERS’ EQUITY (DEFICIT):
Endo International plc Euro deferred shares, $0.01 par value; 4,000,000 shares authorized and issued at December 31, 2023	—	44
Endo International plc ordinary shares, $0.0001 par value; 1,000,000,000 shares authorized; 235,219,612 shares issued and outstanding at December 31, 2023	—	24
Endo, Inc. common stock, $0.001 par value; 1,000,000,000 shares authorized; 76,155,520 shares issued and outstanding at September 30, 2024	76	—
Endo, Inc. additional paid-in capital	1,981,480	—
Endo International plc additional paid-in capital	—	8,980,561
Accumulated deficit	(381,552)	(15,354,427)
Accumulated other comprehensive income (loss)	551	(223,762)
Total shareholders’ equity (deficit)	$1,600,555	$(6,597,560)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$4,679,700	$5,137,294
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars and shares in thousands, except per share data)

	Successor	Predecessor
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
TOTAL REVENUES, NET	$426,506	$451,665
COSTS AND EXPENSES:
Cost of revenues	448,324	230,286
Selling, general and administrative	148,322	138,772
Research and development	20,190	31,582
Acquired in-process research and development	1,750	—
Litigation-related and other contingencies, net	200	11,104
Acquisition-related and integration items, net	1,773	1,062
Interest expense, net	62,727	10
Reorganization items, net	—	57,960
Other income, net	(1,193)	(2,217)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(255,587)	$(16,894)
INCOME TAX (BENEFIT) EXPENSE	(22,811)	11,042
LOSS FROM CONTINUING OPERATIONS	$(232,776)	$(27,936)
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 5)	—	(547)
NET LOSS	$(232,776)	$(28,483)
NET LOSS PER SHARE—BASIC:
Continuing operations	$(3.06)	$(0.12)
Discontinued operations	—	—
Basic	$(3.06)	$(0.12)
NET LOSS PER SHARE—DILUTED:
Continuing operations	$(3.06)	$(0.12)
Discontinued operations	—	—
Diluted	$(3.06)	$(0.12)
WEIGHTED AVERAGE SHARES:
Basic	76,156	235,220
Diluted	76,156	235,220
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) - CONTINUED
(Dollars and shares in thousands, except per share data)

	Successor	Predecessor
	Nine Months Ended September 30, 2024	Period From January 1, 2024 through April 23, 2024	Nine Months Ended September 30, 2023
TOTAL REVENUES, NET	$710,669	$581,974	$1,513,784
COSTS AND EXPENSES:
Cost of revenues	782,019	259,552	696,880
Selling, general and administrative	244,314	158,391	427,294
Research and development	42,638	32,022	87,322
Acquired in-process research and development	1,750	750	—
Litigation-related and other contingencies, net	200	200	54,317
Asset impairment charges	—	2,103	146
Acquisition-related and integration items, net	1,643	(196)	1,824
Interest expense (income), net	107,396	(2)	239
Reorganization items, net	—	(6,125,099)	227,579
Other (income) expense, net	(947)	5,262	(2,163)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(468,344)	$6,248,991	$20,346
INCOME TAX (BENEFIT) EXPENSE	(86,792)	58,511	27,094
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(381,552)	$6,190,480	$(6,748)
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 5)	—	182,838	(1,576)
NET (LOSS) INCOME	$(381,552)	$6,373,318	$(8,324)
NET (LOSS) INCOME PER SHARE—BASIC:
Continuing operations	$(5.01)	$26.32	$(0.03)
Discontinued operations	—	0.78	(0.01)
Basic	$(5.01)	$27.10	$(0.04)
NET (LOSS) INCOME PER SHARE—DILUTED:
Continuing operations	$(5.01)	$26.32	$(0.03)
Discontinued operations	—	0.78	(0.01)
Diluted	$(5.01)	$27.10	$(0.04)
WEIGHTED AVERAGE SHARES:
Basic	76,156	235,220	235,219
Diluted	76,156	235,220	235,219
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(Dollars in thousands)

	Successor	Predecessor
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
NET LOSS	$(232,776)	$(28,483)
OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized gain on foreign currency	$374	$(3,434)
Total other comprehensive income (loss)	$374	$(3,434)
COMPREHENSIVE LOSS	$(232,402)	$(31,917)

	Successor	Predecessor
	Nine Months Ended September 30, 2024	Period From January 1, 2024 through April 23, 2024	Nine Months Ended September 30, 2023
NET (LOSS) INCOME	$(381,552)	$6,373,318	$(8,324)
OTHER COMPREHENSIVE INCOME:
Net unrealized gain on foreign currency	$551	$223,762	$64
Total other comprehensive income	$551	$223,762	$64
COMPREHENSIVE (LOSS) INCOME	$(381,001)	$6,597,080	$(8,260)
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Successor	Predecessor
	Nine Months Ended September 30, 2024	Period From January 1, 2024 through April 23, 2024	Nine Months Ended September 30, 2023
OPERATING ACTIVITIES:
Net (loss) income	$(381,552)	$6,373,318	$(8,324)
Adjustments to reconcile Net (loss) income to Net cash provided by (used in) operating activities:
Depreciation and amortization	135,794	92,556	232,090
Inventory step-up	440,016	—	—
Share-based compensation	—	—	11,240
Amortization of debt issuance costs and discount	3,591	—	—
Deferred income taxes	(144,870)	9,345	(4,424)
Change in fair value of contingent consideration	1,680	284	1,824
Acquired in-process research and development charges	1,750	750	—
Asset impairment charges	—	2,103	146
Non-cash impacts of the reorganization, inclusive of certain reorganization-related income tax expenses	—	(6,471,963)	—
Gain on sale of business and other assets	(826)	(115)	(1,309)
Other	1,560	1,577	(21)
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	24,429	(19,173)	101,485
Inventories	(19,870)	(11,660)	412
Prepaid and other assets	5,169	4,565	28,849
Accounts payable, accrued expenses and other liabilities	(21,483)	(27,762)	(41,754)
Income taxes payable/receivable, net	38,098	3,687	(173)
Liabilities subject to compromise, excluding financing activities	—	(702,153)	—
Net cash provided by (used in) operating activities	$83,486	$(744,641)	$320,041
INVESTING ACTIVITIES:
Capital expenditures, excluding capitalized interest	(22,209)	(19,751)	(74,245)
Proceeds from the U.S. Government Agreement	1,034	7,728	32,560
Acquisitions, including in-process research and development, net of cash and restricted cash acquired	(1,750)	(750)	—
Proceeds from sale of business and other assets	3,685	2,188	3,538
Net cash used in investing activities	$(19,240)	$(10,585)	$(38,147)
FINANCING ACTIVITIES:
Proceeds from issuance of notes	—	1,000,000	—
Proceeds from issuance of term loans	—	1,500,000	—
Payments for settlement of first lien claims	—	(2,591,609)	—
Adequate protection payments	—	(192,341)	(445,519)
Repayments of other indebtedness	(2,976)	(2,381)	(4,999)
Payments for debt issuance and extinguishment costs	—	(58,485)	—
Payments for contingent consideration	(4,096)	(2,134)	(4,353)
Proceeds from issuance of common stock	—	500,321	—
Payments for backstop commitment premium	—	(25,540)	—
Payments for equity issuance	—	(4,223)	—
Net cash (used in) provided by financing activities	$(7,072)	$123,608	$(454,871)
Effect of foreign exchange rate	887	(1,998)	(20)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	$58,061	$(633,616)	$(172,997)
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	397,005	1,030,621	1,249,241
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$455,066	$397,005	$1,076,244

See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share data)

	Common Stock		Preferred Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
BALANCE, DECEMBER 31, 2023 (SUCCESSOR)	—	$—	—	$—	$—	$—	$—	$—
Net income	—	—	—	—	—	—	—	—
BALANCE, MARCH 31, 2024 (SUCCESSOR)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Successor common stock	76,155,520	76	—	—	1,981,480	—	—	1,981,556
Net loss	—	—	—	—	—	(148,776)	—	(148,776)
Other comprehensive income	—	—	—	—	—	—	177	177
BALANCE, JUNE 30, 2024 (SUCCESSOR)	76,155,520	$76	—	$—	$1,981,480	$(148,776)	$177	$1,832,957
Net loss	—	—	—	—	—	(232,776)	—	(232,776)
Other comprehensive income	—	—	—	—	—	—	374	374
BALANCE, SEPTEMBER 30, 2024 (SUCCESSOR)	76,155,520	$76	—	$—	$1,981,480	$(381,552)	$551	$1,600,555

	Ordinary Shares / Common Stock		Euro Deferred Shares / Preferred Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ (Deficit) Equity
	Number of Shares	Amount	Number of Shares	Amount
BALANCE, DECEMBER 31, 2023 (PREDECESSOR)	235,219,612	$24	4,000,000	$44	$8,980,561	$(15,354,427)	$(223,762)	$(6,597,560)
Net loss	—	—	—	—	—	(154,230)	—	(154,230)
Other comprehensive loss	—	—	—	—	—	—	(2,924)	(2,924)
Other	—	—	—	(1)	—	—	—	(1)
BALANCE, MARCH 31, 2024 (PREDECESSOR)	235,219,612	$24	4,000,000	$43	$8,980,561	$(15,508,657)	$(226,686)	$(6,754,715)
Net income	—	—	—	—	—	6,527,548	—	6,527,548
Other comprehensive income	—	—	—	—	—	—	226,686	226,686
Cancellation of Predecessor equity	(235,219,612)	(24)	(4,000,000)	(43)	(8,980,561)	8,980,628	—	—
Issuance of Successor common stock	76,155,520	76	—	—	1,981,480	—	—	1,981,556
Other	—	—	—	—	—	481	—	481
BALANCE, APRIL 23, 2024 (PREDECESSOR)	76,155,520	$76	—	$—	$1,981,480	$—	$—	$1,981,556
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED) - CONTINUED
(In thousands, except share data)

	Ordinary Shares		Euro Deferred Shares
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
BALANCE, DECEMBER 31, 2022 (PREDECESSOR)	235,208,039	$24	4,000,000	$43	$8,969,322	$(12,904,620)	$(226,941)	$(4,162,172)
Net loss	—	—	—	—	—	(3,279)	—	(3,279)
Other comprehensive income	—	—	—	—	—	—	607	607
Compensation related to share-based awards	—	—	—	—	11,240	—	—	11,240
Ordinary shares issued	11,573	—	—	—	—	—	—	—
Other	—	—	—	—	(1)	—	—	(1)
BALANCE, MARCH 31 2023 (PREDECESSOR)	235,219,612	$24	4,000,000	$43	$8,980,561	$(12,907,899)	$(226,334)	$(4,153,605)
Net income	—	—	—	—	—	23,438	—	23,438
Other comprehensive income	—	—	—	—	—	—	2,891	2,891
Other	—	—	—	1	—	—	—	1
BALANCE, JUNE 30, 2023 (PREDECESSOR)	235,219,612	$24	4,000,000	$44	$8,980,561	$(12,884,461)	$(223,443)	$(4,127,275)
Net loss	—	—	—	—	—	(28,483)	—	(28,483)
Other comprehensive loss	—	—	—	—	—	—	(3,434)	(3,434)
Other	—	—	—	(2)	—	—	—	(2)
BALANCE, SEPTEMBER 30, 2023 (PREDECESSOR)	235,219,612	$24	4,000,000	$42	$8,980,561	$(12,912,944)	$(226,877)	$(4,159,194)

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
The accompanying unaudited Condensed Consolidated Financial Statements of Endo, Inc. and its subsidiaries and the Predecessor have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo, Inc. and its subsidiaries and the Predecessor, which are unaudited, include all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2024 and the results of operations and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The year-end Condensed Consolidated Balance Sheet data as of December 31, 2023, was derived from the audited financial statements of Endo International plc but does not include all disclosures required by U.S. GAAP.
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

Certain prior period amounts have been reclassified to conform to the current period presentation for comparability purposes. The reclassification adjustments primarily relate to, among others: (i) while maintaining the same segment profitability measure as the Predecessor, the Company has updated the categories presented to reconcile to segment adjusted income from continuing operations in Note 6. Segment Results and aligned the three and nine month ended September 30, 2023 categories for comparability; and (ii) while maintaining the same historical balances of the Predecessor, the Company has updated the previously disclosed categories of intangible assets to align with Endo, Inc.’s naming convention in Note 3. Fresh Start Accounting and Note 10. Goodwill and Other Intangibles.
NOTE 2. EFFECTIVENESS OF THE PLAN OF REORGANIZATION
Beginning on the Petition Date, the Debtors filed voluntary petitions for relief under the Bankruptcy Code. Certain additional then-newly formed Debtors filed petitions for relief under the Bankruptcy Code on May 25, 2023 and May 31, 2023. Certain entities consolidated by Endo International plc and included in these Condensed Consolidated Financial Statements were not party to the Chapter 11 Cases. These entities are collectively referred to herein as the Non-Debtor Affiliates. On and after the Petition Date, the Debtors operated their businesses and managed their properties as debtors-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code.
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
•Endo, Inc. issued approximately 0.2 million of Unrestricted Shares deposited in escrow with a third-party escrow agent (Escrowed Equity) with such Escrowed Equity to be distributed to holders of second lien deficiency claims and unsecured notes claims in accordance with the “Net Debt Equity Split Adjustment” defined under the Plan, which is excluded for purposes of calculating basic net income (loss) per share in the Condensed Consolidated Statements of Operations for the Successor three and nine months ended September 30, 2024;
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
Remaining Debtors. Prior to the Effective Date, in accordance with the Plan, Endo, Inc. designated assets and liabilities as “excluded assets” and “excluded liabilities,” respectively. Such excluded assets and excluded liabilities remained in the possession of the entities that were not purchased by or transferred to Endo, Inc. (Remaining Debtors). Refer to Note 3. Fresh Start Accounting for additional information about the assets and liabilities that were excluded from the purchase and therefore remained in possession of the Remaining Debtors. The Plan with respect to the Remaining Debtors following the Effective Date is being implemented by a plan administrator pursuant to a plan administrator agreement. On the Effective Date, an initial $39 million was funded by the Debtors, of which $38 million was funded pursuant to the plan administrator agreement. This amount has been, and may be adjusted as agreed to between the plan administrator and Endo, Inc. Any amounts required beyond the initial amount will be funded by Endo, Inc. and any residual amounts that may remain shall be subject to a reversionary interest to Endo, Inc. While it is reasonably possible that the Company will become obligated to fund additional amounts, as of September 30, 2024, the Company has no accrual for loss contingencies related to the wind down of the Remaining Debtors.
2024 Stock Incentive Plan. As contemplated by the Plan, after the Effective Date, Endo, Inc. adopted a long-term incentive plan and authorized and reserved 3.6 million shares for issuance pursuant to equity incentive awards to be granted under such plan. As of October 29, 2024, up to approximately 1.7 million shares are issuable subject to the terms of equity awards granted under Endo, Inc.’s 2024 Stock Incentive Plan (the Stock Incentive Plan).
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

Reorganization Items, Net
In accordance with ASC 852, certain expenses, gains and losses resulting from and recognized during the Debtors’ bankruptcy proceedings were recorded in Reorganization items, net in the Predecessor Condensed Consolidated Statements of Operations. The following table sets forth information about the amounts presented as Reorganization items, net in the Predecessor Condensed Consolidated Statements of Operations (in thousands):

	Predecessor
	Period From January 1, 2024 through April 23, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Professional fees	$68,163	$57,960	$227,579
Debt valuation adjustments (1)	192,342	—	—
Reorganization Adjustments	(5,996,096)	—	—
Fresh Start Adjustments	(389,508)	—	—
Total	$(6,125,099)	$57,960	$227,579
__________
(1)For the period January 1, 2024 through April 23, 2024, adequate protection payments were $192.3 million and recognized as a reduction to the carrying amount of the respective Predecessor First Lien Debt Instruments. Concurrently, as a result of adjusting to the estimated allowed claim amount for the corresponding debt instruments, a charge was recognized within Reorganization items, net. For the nine months ended September 30, 2023, adequate protection payments were $445.5 million and recognized as a reduction to the carrying amount of the respective Predecessor First Lien Debt Instruments.
During the period January 1, 2024 through April 23, 2024 and the nine months ended September 30, 2023, the Predecessor operating cash flows included net cash outflows of $848.2 million and $220.6 million, respectively, related to certain amounts classified as Reorganization items, net. During the period January 1, 2024 through April 23, 2024, operating cash outflows primarily related to, among other things, settlement payments under the Plan to the various trust beneficiaries and U.S. Government, plan administrator funding, described in more detail above, as well as payments for professional fees made prior to or on the Effective Date. Also funded, but not reflected in the $848.2 million net cash outflow described above, were payments of $80.5 million placed into escrow prior to or on the Effective Date and reflected as Restricted cash and cash equivalents in the Successor Condensed Consolidated Balance Sheet until disbursed to third party vendors or returned to the Company. Following the Effective Date, the Successor operating cashflows included net cash outflows of approximately $79.1 million related to certain amounts classified as Reorganization items, net in the Predecessor Condensed Consolidated Statements of Operations. At September 30, 2024, there are no remaining funds in escrow included in Restricted cash and cash equivalents. Refer to Note 3. Fresh Start Accounting for additional information about cash payments made pursuant to the Plan. During the nine months ended September 30, 2023, operating cash outflows primarily consisted of payments for professional fees.
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
The following table reconciles the enterprise value to the reorganization value as of the Effective Date (in thousands):

April 23, 2024
Enterprise value	$4,456,000
Plus: Other non-operating assets	20,450
Plus: Fair value of non-debt current liabilities excluding Escrowed Equity	504,344
Plus: Fair value of non-debt, non-current liabilities excluding long-term acquisition-related contingent consideration	155,073
Less: Debt issuance costs attributable to the New Term Facility and New Senior Secured Notes	(48,469)
Reorganization value of Endo, Inc.'s assets to be allocated	$5,087,398
The following table reconciles the enterprise value to the implied value of Endo, Inc.’s common stock as of the Effective Date (in thousands):

April 23, 2024
Enterprise value	$4,456,000
Less: Exit Financing Debt	(2,485,000)
Less: Unsecured creditors committee Escrowed Equity	(6,382)
Less: Long-term acquisition-related contingent consideration	(3,512)
Plus: Other non-operating assets	20,450
Implied value of Endo, Inc.'s common stock	$1,981,556
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
Intangible Assets
The fair value of marketed products, licenses and in-process research and development (IPR&D) intangible assets were determined using the income approach. The cash flows were discounted commensurate with the level of risk associated with each asset or its projected cash flows. The valuation used discount rates ranging from approximately 12.3% to 30.8%, depending on the asset. The IPR&D discount rates and underlying cash flows reflect the uncertainties relevant to development projects, including consideration of probability of technical and regulatory success based on the current stages of development, inherent uncertainty in the U.S. Food and Drug Administration (FDA) approval process and risks associated with commercialization of a new product.
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
During the third quarter 2024, the Company made certain adjustments to the Fresh Start Adjustments impacting Inventories, net, Other assets, Other intangibles, net, Property, plant and equipment, net, and Deferred income tax assets and liabilities included in this footnote, which were immaterial to the previously issued financial statements.
Supplemental disclosures of non-cash financing activities that occurred pursuant to the Plan are primarily addressed in tick mark (16) below.

The following table reflects the reorganization and application of ASC 852 on our Condensed Consolidated Balance Sheet as of April 23, 2024 (in thousands):

	Predecessor	Reorganization Adjustments	(1)	Fresh Start Adjustments		Successor
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$716,594	$(495,987)	(2)	$—		$220,607
Restricted cash and cash equivalents	211,224	(34,827)	(3)	—		176,397
Accounts receivable, net	400,519	—		—		400,519
Inventories, net	252,677	—		620,396	(18)	873,073
Prepaid expenses and other current assets	105,858	(20,730)	(4)	—		85,128
Income taxes receivable	7,305	(7,182)	(5)	—		123
Total current assets	$1,694,177	$(558,726)		$620,396		$1,755,847
PROPERTY, PLANT AND EQUIPMENT, NET	472,290	—		75,820	(19)	548,110
OPERATING LEASE ASSETS	20,476	—		897	(20)	21,373
GOODWILL	1,352,011	—		(1,352,011)	(21)	—
OTHER INTANGIBLES, NET	1,399,755	—		825,736	(22)	2,225,491
DEFERRED INCOME TAXES	—	171,075	(5)	(132,735)	(23)	38,340
OTHER ASSETS	56,567	6,264	(6)	435,406	(24)	498,237
TOTAL ASSETS	$4,995,276	$(381,387)		$473,509		$5,087,398
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$506,979	$(4,258)	(7)	$2,516	(25)	$505,237
Current portion of legal settlement accrual	—	1,234	(8)	—		1,234
Current portion of operating lease liabilities	1,036	3,518	(9)	(298)	(20)	4,256
Current portion of long-term debt	—	7,500	(10)	—		7,500
Income taxes payable	3,393	(3,393)	(5)	—		—
Total current liabilities	$511,408	$4,601		$2,218		$518,227
DEFERRED INCOME TAXES	25,558	(25,558)	(5)	69,010	(23)	69,010
LONG-TERM DEBT, LESS CURRENT PORTION, NET	—	2,429,031	(11)	—		2,429,031
LONG-TERM LEGAL SETTLEMENT ACCRUAL, LESS CURRENT PORTION	—	5,624	(12)	—		5,624
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION	3,755	13,749	(9)	(590)	(20)	16,914
OTHER LIABILITIES	108,421	(38,915)	(13)	(2,470)	(25)	67,036
LIABILITIES SUBJECT TO COMPROMISE	11,125,054	(11,125,054)	(14)	—		—
COMMITMENTS AND CONTINGENCIES (NOTE 15)
SHAREHOLDERS’ (DEFICIT) EQUITY:
Euro deferred shares (Predecessor)	43	(43)	(15)	—		—
Ordinary shares (Predecessor)	24	(24)	(15)	—		—
Common stock (Successor)	—	76	(16)	—		76
Additional paid-in capital (Predecessor)	8,980,561	(8,980,561)	(15)	—		—
Additional paid-in capital (Successor)	—	1,981,480	(16)	—		1,981,480
(Accumulated deficit) retained earnings	(15,531,502)	15,354,207	(17)	177,295	(26)	—
Accumulated other comprehensive (loss) income	(228,046)	—		228,046	(26)	—
Total shareholders’ (deficit) equity	$(6,778,920)	$8,355,135		$405,341		$1,981,556
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$4,995,276	$(381,387)		$473,509		$5,087,398

Reorganization Adjustments
(1)    Represents amounts recorded as of the Fresh Start Reporting Date for the implementation of the Plan, including among other items, settlement of the Predecessor’s liabilities subject to compromise, distributions of cash, execution of the Exit Financing Debt and the issuance of the Successor common stock.
(2)    Changes in cash and cash equivalents include the following (in thousands):

Proceeds from the issuance of Exit Financing Debt (see tick mark 14 below)	$2,485,000
Proceeds from the equity First Lien Rights Offering (a)	340,219
Proceeds from the GUC Rights Offering (a)	160,102
Transfers from restricted cash	135
Distribution of Exit Financing Debt proceeds to holders of first lien claims	(2,449,679)
Payments to fund trusts for settlement of claims	(441,377)
Payment of cash in excess of Exit Cash to holders of first lien claims	(141,930)
Payment for settlement of U.S. Government Economic Settlement	(200,075)
Payment of professional fees, including success fees	(53,389)
Payment of plan administration fees and expenses related to the wind-down of Remaining Debtors	(39,113)
Payment of First Lien Backstop Premium	(25,540)
Payment for cure and other amounts related to the assumption of executory contracts	(36,069)
Payment of debt issuance costs associated with Exit Financing Debt	(43,485)
Payment of other costs	(6,992)
Payment to fund other trusts at the Effective Date for settlement of claims classified as restricted cash due to certain reversionary interest rights	(1,400)
Payment of adequate protection to holders of first lien claims	(41,394)
Transfer of cash to restricted cash to fund escrow to pay non-retained professionals	(1,000)
Net change in cash and cash equivalents	$(495,987)
__________
(a)    Excess proceeds of $0.3 million related to the Equity Rights Offering represents rounding of fractional shares issued.
(3)    Changes in restricted cash and cash equivalents include the following (in thousands):

Payment to fund other trusts at the Effective Date for settlement of claims classified as restricted cash due to certain reversionary interest rights	$1,400
Restricted cash of Qualified Settlement Funds, (QSFs) for mesh-related matters classified as liabilities subject to compromise to stay with Remaining Debtors	(37,092)
Transfer of cash to restricted cash to fund escrow to pay non-retained professionals	1,000
Transfer of restricted cash to cash for release of utility deposit	(135)
Net change in restricted cash and cash equivalents	$(34,827)
(4)    Changes in prepaid expenses and other current assets include the following (in thousands):

Reclassification of prepaid debt issuance costs to capitalized debt issuance costs	$(20,977)
Capitalization of debt issuance costs classified as short-term related to the New Revolving Credit Facility	1,566
Transfer of recovery insurance asset to fund GUC Trust	(1,319)
Net change in prepaid expenses and other current assets	$(20,730)
(5)    Reflects the change in deferred tax assets and liabilities and elimination of a tax receivable as a result of implementation of the Plan. Refer to Note 19. Income Taxes for additional information about the deferred tax assets and liabilities of the Successor. Certain tax obligations were generated pursuant to the Plan and treated as an excluded liability, as further explained in the Plan and purchase and sale agreement. These liabilities will be settled by the plan administrator with wind-down funding provided pursuant to the Plan.

(6)    Reflects changes in other assets as a result of capitalized debt issuance costs classified as long-term related to the New Revolving Credit Facility.
(7)    Changes in accounts payable and accrued expenses include the following (in thousands):

Reinstatement of short-term finance lease liabilities	$5,337
Payment of other Plan related amounts	(13,710)
Payment of professional fees, including hold-backs	(19,664)
Reinstatement of short-term contingent consideration liabilities related to executory contracts	4,125
Reinstatement of certain contracts	1,173
Accrual of derivative classified liability related to the Escrowed Equity as a result of the implementation of the Plan	6,382
Accrual for future payment of excess cash to holders of first lien claims	12,099
Net change in accounts payable and accrued expenses	$(4,258)
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
__________
(a)    Difference between implied value of Endo, Inc. common stock sold, amounting to approximately $1,018.0 million, and proceeds received under the terms of the First Lien Rights Offering and GUC Rights Offering, amounting to approximately $500.3 million.
(b)     Primarily includes lease liabilities, contingent obligations and certain tax liabilities.
(c)    See tick mark (17).
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
(18)    Reflects adjustments to inventory as its estimated fair value to the adoption of fresh start accounting. The following table summarizes the components of current inventory (in thousands):

	Successor Fair Value	Predecessor Historical Value
Raw materials	$100,082	$100,082
Work in process	143,906	40,185
Finished goods	629,085	112,410
Total current inventory	$873,073	$252,677
(19)    Reflects the fair value adjustment to property, plant and equipment, net due to the adoption of fresh start accounting. The following table summarizes the components of property, plant and equipment, net (in thousands):

	Successor Fair Value	Predecessor Historical Value
Land and buildings	$141,460	$245,428
Machinery and equipment	159,190	253,298
Leasehold improvements	18,524	41,286
Computer equipment and software	21,915	99,266
Furniture and fixtures	2,160	7,928
Assets under construction	204,861	204,622
Total property, plant and equipment, at cost	$548,110	$851,828
Less accumulated depreciation	—	(379,538)
Total property, plant and equipment, net	$548,110	$472,290

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
(22)    Reflects the fair value adjustments to other intangibles, net due to the adoption of fresh start accounting. The following table summarizes the components of identified intangible assets (in thousands):

	Successor Fair Value	Predecessor Historical Value
In-process research and development	$298,334	$—
Marketed products (a)	1,857,400	6,355,961
Licenses	69,757	—
Total other intangibles, at cost	$2,225,491	$6,355,961
Less accumulated amortization	—	(4,956,206)
Total other intangibles, net	$2,225,491	$1,399,755
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
(24)    Reflects fair value adjustments to noncurrent inventory and equity method investments ($1.7 million increase) within other assets due to the adoption of fresh start accounting. The following table summarizes the components of noncurrent inventory (in thousands):

	Successor Fair Value	Predecessor Historical Value
Raw materials	$1,008	$1,008
Work in process	439,571	32,902
Finished goods	27,036	—
Total noncurrent inventory	$467,615	$33,910
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
(26)    Reflects the cumulative impact of Fresh Start Adjustments discussed above and the elimination of Endo International plc accumulated other comprehensive loss. The following table summarizes the aforementioned activity (in thousands):

Inventory	$1,054,101
Other intangibles	825,736
Property, plant and equipment	75,820
Goodwill	(1,352,011)
Other assets fair value adjustments	2,598
Other liabilities fair value adjustments	842
Fresh start valuation gain	$607,086
Deferred income taxes	(201,745)
Elimination of Predecessor accumulated other comprehensive (loss) (a)	(228,046)
Net change in accumulated deficit	$177,295
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
At September 30, 2024 and December 31, 2023, reserves for sales deductions totaled $372.6 million and $434.0 million, respectively. Reserves for sales deductions relate primarily to estimates of unsettled obligations for returns and allowances, rebates and chargebacks. The most significant sales deduction reserves relate to returns, wholesaler chargebacks and rebates for the Sterile Injectables and Generic Pharmaceuticals segments. These estimates are based on factors such as our direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, specific known market events and estimated future trends, current contractual and statutory requirements, industry data, estimated customer inventory levels, current contract sales terms with our direct and indirect customers and other competitive factors. Significant judgment and estimation is required in developing the foregoing and other relevant assumptions. The most significant sales deductions are further described below.
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
Cash and Cash Equivalents. Highly liquid investments with original maturities of three months or less when purchased are considered to be cash equivalents. At September 30, 2024 and December 31 2023, cash equivalents were deposited in financial institutions and consisted almost entirely of immediately available fund balances. The Company maintains its cash deposits and cash equivalents with financial institutions it believes to be well-known and stable.
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
With respect to our accounts receivable, we have no history of significant losses. Approximately 83% and 81% of our gross trade accounts receivable balances represent amounts due from three customers (Cardinal Health, Inc., McKesson Corporation and Cencora, Inc.) at September 30, 2024 and December 31, 2023, respectively. We perform ongoing credit evaluations of these and our other customers based on information available to us. We consider these and other factors, including changes in the composition and aging of our accounts receivable, in developing our allowance for expected credit losses. The estimated allowance was not material to the Condensed Consolidated Financial Statements at September 30, 2024 or December 31, 2023, nor were the changes to the allowance during any of the periods presented.
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
Property, Plant and Equipment. Property, plant and equipment is generally stated at cost less accumulated depreciation. Major improvements are capitalized, while routine maintenance and repairs are expensed as incurred. Costs incurred during the construction or development of property, plant and equipment are capitalized as assets under construction. Once an asset has been placed into service, depreciation expense is taken on a straight-line basis over the estimated useful life of the related assets or, in the case of leasehold improvements and finance lease assets, over the shorter of the estimated useful life and the lease term. As of September 30, 2024, the useful lives of our property, plant and equipment range from 1 year to up to 30 years for buildings, 10 years for machinery and equipment, 5 years for computer equipment and software and 7 years for furniture and fixtures. Depreciation expense is not recorded on assets held for sale. Gains and losses on disposals are included in Other expense, net in the Condensed Consolidated Statements of Operations. As further described below under the heading “Long-Lived Asset Impairment Testing,” our property plant and equipment assets are also subject to impairment reviews.
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

To the extent an intangible asset is deemed to have a finite life and to be held and used, it is amortized over its estimated useful life using either the straight-line method or, in the case of certain assets in certain situations, an accelerated amortization model if such model better reflects the consumption of benefits of the asset. The values of these various assets are subject to continuing scientific, medical and marketplace uncertainty. Factors giving rise to our initial estimate of useful lives are subject to change. Significant changes to any of these factors may result in adjustments to the useful life of the asset and an acceleration of related amortization expense, which could cause our Net (loss) income and Net (loss) income per share to decrease (increase). Amortization expense is not recorded on assets held for sale.
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
Share-Based Compensation. From time to time, the Company grants share-based compensation awards to certain employees and non-employee directors. Generally, the grant-date fair value of each award is recognized as expense over the requisite service period. New shares of common stock are generally issued upon the vesting of stock awards held by employees and non-employee directors. Refer to Note 17. Share-based Compensation for additional discussion.
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
Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted at September 30, 2024
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 14, 2024, on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standards update on its consolidated financial statements and related disclosures. We expect that adoption will result in additional segment disclosures in our annual financial statements for fiscal year 2024 and subsequent annual and interim periods.

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
NOTE 5. DISCONTINUED OPERATIONS
The operating results of Endo International plc’s legacy Astora business, which was resolved to be wound down in 2016, are reported as Discontinued operations, net of tax in the Predecessor Condensed Consolidated Statements of Operations for all periods presented, if applicable. The following tables provide the operating results of Astora Discontinued operations, net of tax (in thousands):

Predecessor
Three Months Ended September 30, 2023
Loss from discontinued operations before income taxes	$(631)
Income tax benefit	$(84)
Discontinued operations, net of tax	$(547)

	Predecessor
	Period From January 1, 2024 through April 23, 2024	Nine Months Ended September 30, 2023
Litigation-related and other contingencies, net	$—	$500
Income (loss) from discontinued operations before income taxes	$182,696	$(1,817)
Income tax benefit	$(142)	$(241)
Discontinued operations, net of tax	$182,838	$(1,576)
For the period from January 1, 2024 through April 23, 2024, the income from discontinued operations before income taxes is primarily related to the impacts of the Plan. Refer to Note 3. Fresh Start Accounting for additional information about the impacts of the Plan. For the three and nine months ended September 30, 2023, the loss from discontinued operations is primarily related to mesh-related legal defense costs and certain other items.
For the period January 1, 2024 through April 23, 2024, the cash out flows from discontinued operating activities related to Astora included the impact of net loss, prior to the impacts of the Plan, of approximately $0.9 million as well as cash out flows in connection with the Plan of approximately $37.1 million. For the nine months ended September 30, 2023, the cash flows from discontinued operating activities related to Astora included the impact of net loss of $1.6 million and the impact of cash activity related to vaginal mesh cases. During the periods presented above, there were no material net cash flows related to Astora discontinued investing activities and there was no depreciation or amortization expense related to Astora.
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

We evaluate segment performance based on Segment adjusted income from operations before income tax, which we define as Loss from continuing operations before income tax and before acquired in-process research and development charges; acquisition-related and integration items, including transaction costs and changes in the fair value of contingent consideration; cost reduction and integration-related initiatives such as separation benefits, continuity payments, other exit costs and certain costs associated with integrating an acquired company’s operations; certain amounts related to strategic review initiatives; asset impairment charges; amortization of intangible assets; inventory step-up recorded as part of our acquisitions; litigation-related and other contingent matters; certain legal costs; gains or losses from early termination of debt; debt modification costs; gains or losses from the sales of businesses and other assets; foreign currency gains or losses on intercompany financing arrangements; reorganization items, net (in the Predecessor periods); and certain other items. For the three and nine months ended September 30, 2024, the Successor does not have operating results classified as Discontinued operations, net of tax.
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

The following represents selected information for the Company’s reportable segments (in thousands):

	Successor	Predecessor
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Net revenues from external customers:
Branded Pharmaceuticals	$217,180	$203,368
Sterile Injectables	80,128	95,381
Generic Pharmaceuticals	110,830	134,382
International Pharmaceuticals (1)	18,368	18,534
Total net revenues from external customers	$426,506	$451,665
Segment adjusted income from operations before income tax:
Branded Pharmaceuticals	$126,940	$105,696
Sterile Injectables	18,765	27,966
Generic Pharmaceuticals	30,061	32,057
International Pharmaceuticals	3,592	4,804
Total segment adjusted income from operations before income tax	$179,358	$170,523

	Successor	Predecessor
	Nine Months Ended September 30, 2024	Period From January 1, 2024 through April 23, 2024	Nine Months Ended September 30, 2023
Net revenues from external customers:
Branded Pharmaceuticals	$363,332	$279,714	$613,318
Sterile Injectables	136,602	132,531	333,664
Generic Pharmaceuticals	180,551	143,677	511,141
International Pharmaceuticals (1)	30,184	26,052	55,661
Total net revenues from external customers	$710,669	$581,974	$1,513,784
Segment adjusted income from operations before income tax:
Branded Pharmaceuticals	$208,299	$161,592	$317,301
Sterile Injectables	28,793	51,977	138,602
Generic Pharmaceuticals	45,422	42,378	204,148
International Pharmaceuticals	4,532	7,735	15,012
Total segment adjusted income from operations before income tax	$287,046	$263,682	$675,063
__________
(1)Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.
There were no material revenues from external customers attributed to an individual country outside of the U.S. during any of the periods presented.

The tables below provide reconciliations of our Total consolidated (loss) income from continuing operations before income tax, which is determined in accordance with U.S. GAAP, to our Total segment adjusted income from continuing operations before income tax (in thousands):

	Successor	Predecessor
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Total consolidated loss from continuing operations before income tax	$(255,587)	$(16,894)
Interest expense, net	62,727	10
Corporate unallocated costs (1)	42,252	40,118
Asset impairment charges	—	—
Acquisitions and divestitures (2)	324,452	65,616
Restructuring or similar transactions (3)	6,507	10,764
Reorganization items, net	—	57,960
Other, net (4)	(993)	12,949
Total segment adjusted income from operations before income tax	$179,358	$170,523

	Successor	Predecessor
	Nine Months Ended September 30, 2024	Period From January 1, 2024 through April 23, 2024	Nine Months Ended September 30, 2023
Total consolidated (loss) income from continuing operations before income tax	$(468,344)	$6,248,991	$20,346
Interest expense (income), net	107,396	(2)	239
Corporate unallocated costs (1)	71,765	48,238	117,471
Asset impairment charges	—	2,103	146
Acquisition and divestitures (2)	565,390	77,543	196,309
Restructuring or similar transactions (3)	8,407	4,960	36,718
Reorganization items, net	—	(6,125,099)	227,579
Other, net (4)	2,432	6,948	76,255
Total segment adjusted income from operations before income tax	$287,046	$263,682	$675,063
__________
(1)For all periods presented, amounts include certain corporate overhead costs, such as headcount, facility and corporate litigation expenses and certain other income and expenses.
(2)Amounts for the Successor three and nine months ended September 30, 2024, primarily relate to approximately $248.0 million and $440.0 million of inventory step up amortization and approximately $61.4 million and $110.5 million of intangible assets amortization, respectively. Refer to Note 3. Fresh Start Accounting for additional information about the fair value adjustments to the Company’s inventory and intangible assets. Amounts for the Predecessor period from January 1, 2024 through April 23, 2024 as well as the three and nine months ended September 30, 2023 primarily relate to amortization of intangible assets.
(3)Amounts for the Successor three and nine months ended September 30, 2024 primarily relate to net separation charges associated with the former President and Chief Executive Officer departure, effective August 29, 2024. Amounts for the Predecessor period from January 1, 2024 through April 23, 2024 primarily relate to net employee separation charges. The amount for the Predecessor three months ended September 30, 2023 included net employee separation, continuity and other benefit-related charges of $10.4 million as well as other net charges of $0.3 million. Amounts for the Predecessor nine months ended September 30, 2023 include net employee separation, continuity and other benefit-related charges of $36.3 million and other net charges of $0.4 million.
(4)Amounts for the Predecessor period from January 1, 2024 through April 23, 2024 primarily relate to a charge of approximately $6 million associated with the rejection of an executory contract, which was approved by the Bankruptcy Court in February 2024. Amounts for the Predecessor three and nine months ended September 30, 2023 primarily relate to adjustments to accruals for litigation-related settlement charges, which are described in more detail in Note 15. Commitments and Contingencies, and amounts related to opioid-related legal expenses. The Predecessor nine months ended September 30, 2023 also includes a charge of approximately $9.2 million associated with the rejection of certain equity award agreements, which was approved by the Bankruptcy Court in March 2023. Other amounts in this row relate to gains and losses on sales of assets and certain other items.
Asset information is not reviewed or included within our internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

The Company disaggregated its revenue from contracts with customers into the categories included in the tables below (in thousands). The Company believes these categories depict how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Successor	Predecessor
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Branded Pharmaceuticals:
Specialty Products:
XIAFLEX®	$127,992	$113,053
SUPPRELIN® LA	19,130	21,590
Other Specialty (1)	12,311	15,749
Total Specialty Products	$159,433	$150,392
Established Products:
PERCOCET®	$24,144	$26,290
TESTOPEL®	8,604	9,610
Other Established (2)	24,999	17,076
Total Established Products	$57,747	$52,976
Total Branded Pharmaceuticals (3)	$217,180	$203,368
Sterile Injectables:
ADRENALIN®	$21,463	$22,873
VASOSTRICT®	15,412	20,827
Other Sterile Injectables (4)	43,253	51,681
Total Sterile Injectables (3)	$80,128	$95,381
Total Generic Pharmaceuticals (5)	$110,830	$134,382
Total International Pharmaceuticals (6)	$18,368	$18,534
Total revenues, net	$426,506	$451,665

	Successor	Predecessor
	Nine Months Ended September 30, 2024	Period From January 1, 2024 through April 23, 2024	Nine Months Ended September 30, 2023
Branded Pharmaceuticals:
Specialty Products:
XIAFLEX®	$215,046	$152,638	$327,254
SUPPRELIN® LA	33,648	26,213	73,390
Other Specialty (1)	21,651	21,120	57,282
Total Specialty Products	$270,345	$199,971	$457,926
Established Products:
PERCOCET®	$38,054	$33,892	$78,791
TESTOPEL®	16,986	13,225	32,199
Other Established (2)	37,947	32,626	44,402
Total Established Products	$92,987	$79,743	$155,392
Total Branded Pharmaceuticals (3)	$363,332	$279,714	$613,318
Sterile Injectables:
ADRENALIN®	$36,105	$38,601	$75,581
VASOSTRICT®	23,338	34,309	71,197
Other Sterile Injectables (4)	77,159	59,621	186,886
Total Sterile Injectables (3)	$136,602	$132,531	$333,664
Total Generic Pharmaceuticals (5)	$180,551	$143,677	$511,141
Total International Pharmaceuticals (6)	$30,184	$26,052	$55,661
Total revenues, net	$710,669	$581,974	$1,513,784
__________
(1)Products included within Other Specialty include AVEED® and NASCOBAL® Nasal Spray.
(2)Products included within Other Established include, but are not limited to, EDEX®.
(3)Individual products presented above represent the top two performing products in each product category for either the Successor three or nine months ended September 30, 2024, the Predecessor period from January 1, 2024 through April 23, 2024 and/or any product having revenues in excess of $25 million during any quarter presented for 2024 or 2023.
(4)Products included within Other Sterile Injectables include, but are not limited to, APLISOL®. No individual product within Other Sterile Injectables has exceeded 5% of consolidated total revenues for the periods presented.
(5)The Generic Pharmaceuticals segment is comprised of a portfolio of products that are generic versions of branded products, are distributed primarily through the same wholesalers, generally have limited or no intellectual property protection and are sold within the U.S. Lidocaine patch 5%, the generic version of LIDODERM® made up 8%, for both the Successor three and nine months ended September 30, 2024, of consolidated revenues. Varenicline tablets (Endo’s generic version of Pfizer Inc.’s Chantix®), which launched in September 2021, made up 10%, for the Predecessor nine months ended September 30, 2023 of consolidated total revenues. During the three and nine months ended September 30, 2023, Dexlansoprazole delayed release capsules (Endo’s generic version of Takeda Pharmaceuticals USA, Inc.’s Dexilant®), which launched in November 2022, made up 7% and 6%, respectively, of Predecessor consolidated total revenues.
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
Restricted Cash and Cash Equivalents
The following table presents current and noncurrent restricted cash and cash equivalent balances at September 30, 2024 and December 31, 2023 (in thousands):

		Successor	Predecessor
	Balance Sheet Line Items	September 30, 2024	December 31, 2023
Restricted cash and cash equivalents—current (1)	Restricted cash and cash equivalents	$87,492	$167,702
Restricted cash and cash equivalents—noncurrent (2)	Other assets	—	85,000
Total restricted cash and cash equivalents		$87,492	$252,702
__________
(1)The amount at September 30, 2024 primarily relates to certain self-insurance related matters of approximately $85.9 million. Amounts at December 31, 2023 primarily relate to: (i) restricted cash and cash equivalents associated with litigation-related matters, including $49.8 million held in Qualified Settlement Funds (QSFs) for mesh and/or opioid-related matters, and (ii) approximately $85.9 million of restricted cash and cash equivalents related to certain self-insurance related matters. These balances are classified as current assets in the Condensed Consolidated Balance Sheets as the potential for, and timing of, future claims and/or payment is unknown and could result in distributions within the next twelve months.
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

Recurring Fair Value Measurements
The financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Successor
	Fair Value Measurements at September 30, 2024 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market funds	$120,000	$—	$—	$120,000
Liabilities:
Acquisition-related contingent consideration—current	$—	$—	$3,738	$3,738
Acquisition-related contingent consideration—noncurrent	$—	$—	$3,942	$3,942

	Predecessor
	Fair Value Measurements at December 31, 2023 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market funds (1)	$7,123	$—	$—	$7,123
Liabilities:
Acquisition-related contingent consideration (2)	$—	$—	$12,447	$12,447
__________
(1)At December 31, 2023, money market funds include $7.1 million in QSFs. Amounts in QSFs were considered restricted cash equivalents. Pursuant to the Plan, on the Effective Date these funds were distributed to the applicable trusts in settlement of claims against the Debtors. See Note 3. Fresh Start Accounting and Note 15. Commitments and Contingencies for further discussion.
(2)At December 31, 2023, the Predecessor’s liabilities for acquisition-related contingent consideration, which are governed by executory contracts and recorded at the expected amount of the total allowed claim, were classified within Liabilities subject to compromise in the Condensed Consolidated Balance Sheets. The relevant executory contracts were assumed and assigned to Endo, Inc. and recognized at fair value on the Effective Date and as of September 30, 2024 and classified as current or non-current as of September 30, 2024 based on the anticipated timing of payment of such obligations.

Fair Value Measurements Using Significant Unobservable Inputs
The following tables present changes to the liability for acquisition-related contingent consideration, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Successor	Predecessor
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Beginning of period	$8,591	$14,653
Amounts settled	(2,649)	(2,625)
Changes in fair value recorded in earnings	1,738	1,062
Effect of currency translation	—	(73)
End of period	$7,680	$13,017

	Successor	Predecessor
	Nine Months Ended September 30, 2024 (1)	Period From January 1, 2024 through April 23, 2024	Nine Months Ended September 30, 2023
Beginning of period	$—	$12,447	$16,571
Acquisition of contingent consideration from Predecessor	10,195	—	—
Amounts settled	(4,226)	(2,475)	(5,394)
Changes in fair value recorded in earnings	1,680	284	1,824
Effect of currency translation	31	(61)	16
End of period	$7,680	$10,195	$13,017
__________
(1)Prior to the Effective Date, the Successor entity had no liabilities for acquisition-related contingent consideration. The Successor entity assumed the liabilities for acquisition-related contingent consideration in connection with the Plan.
At September 30, 2024, the fair value measurements of the contingent consideration obligations were determined using risk-adjusted discount rates ranging from 8.9% to 19.0% (weighted average rate of approximately 17.2%, weighted based on relative fair value). Changes in fair value recorded in earnings related to acquisition-related contingent consideration are included in our Condensed Consolidated Statements of Operations as Acquisition-related and integration items, net.

The following tables present changes to the liability for acquisition-related contingent consideration by acquisition (in thousands):

	Successor
	Balance as of December 31, 2023 (1)	Acquisition of Contingent Consideration from Predecessor	Changes in Fair Value Recorded in Earnings	Amounts Settled and Other	Balance as of September 30, 2024
Auxilium acquisition	$—	$8,262	$555	$(2,476)	$6,341
Other	—	1,933	1,125	(1,719)	1,339
Total	$—	$10,195	$1,680	$(4,195)	$7,680

	Predecessor
	Balance as of December 31, 2023 (2)	Acquisition of Contingent Consideration from Predecessor	Changes in Fair Value Recorded in Earnings	Amounts Settled and Other	Balance as of April 23, 2024
Auxilium acquisition	$9,494	$—	$(85)	$(1,147)	$8,262
Other	2,953	—	369	(1,389)	1,933
Total	$12,447	$—	$284	$(2,536)	$10,195
__________
(1)Prior to the Effective Date, the Successor entity had no liabilities for acquisition-related contingent consideration. The Successor entity assumed the liabilities for acquisition-related contingent consideration in connection with the Plan.
(2)At December 31, 2023, the Predecessor’s liabilities for acquisition-related contingent consideration, which are governed by executory contracts and recorded at the expected amount of the total allowed claim, were classified within Liabilities subject to compromise in the Condensed Consolidated Balance Sheets.
Nonrecurring Fair Value Measurements
Property, plant and equipment, goodwill and other intangible assets have been and may in the future be subject to nonrecurring fair value measurement for the evaluation of potential impairment. During the periods covered by this report, nonrecurring fair value measurements, which related to certain property, plant and equipment, were not material.
NOTE 8. INVENTORIES
Inventories, net of applicable reserves, consisted of the following (in thousands):

	Successor	Predecessor
	September 30, 2024	December 31, 2023
Raw materials	$96,316	$103,336
Work-in-process	280,829	29,827
Finished goods	236,130	112,854
Total	$613,275	$246,017
Inventory in excess of the amount expected to be sold within one year is classified as noncurrent inventory and is not included in the table above. At September 30, 2024 and December 31, 2023, $307.3 million and $29.7 million, respectively, of noncurrent inventory was included in Other assets in the Condensed Consolidated Balance Sheets. The September 30, 2024 noncurrent inventory balance reflects the impact of fresh start accounting, as discussed in more detail in Note 3. Fresh Start Accounting. As of September 30, 2024, the reported inventory balances include approximately $614.0 million of remaining unamortized step up in fair value, including $271.7 million classified as long term inventory and classified as Other assets in the Successor Condensed Consolidated Balance Sheet, which will be reflected as Cost of revenue in future periods as the inventory is sold.
As of September 30, 2024 and December 31, 2023, the Company’s Condensed Consolidated Balance Sheets included approximately $2.3 million and $2.7 million, respectively, of capitalized pre-launch inventories related to products that were not yet available to be sold.

NOTE 9. LEASES
The following table presents information about the Company’s right-of-use assets and lease liabilities (in thousands):

		Successor	Predecessor
	Balance Sheet Line Items	September 30, 2024	December 31, 2023
Right-of-use assets:
Operating lease right-of-use assets	Operating lease assets	$27,172	$23,033
Finance lease right-of-use assets	Property, plant and equipment, net	5,597	18,668
Total right-of-use assets		$32,769	$41,701
Operating lease liabilities, excluding amounts classified as Liabilities subject to compromise:
Current operating lease liabilities	Current portion of operating lease liabilities	$5,874	$956
Noncurrent operating lease liabilities	Operating lease liabilities, less current portion	21,664	4,132
Total operating lease liabilities		$27,538	$5,088
Finance lease liabilities, excluding amounts classified as Liabilities subject to compromise:
Current finance lease liabilities	Accounts payable and accrued expenses	$2,412	$—
Noncurrent finance lease liabilities	Other liabilities	2,895	1,386
Total finance lease liabilities		$5,307	$1,386
Operating and finance leases, amounts classified as Liabilities subject to compromise:
Operating lease liabilities	Liabilities subject to compromise	$—	$20,635
Finance lease liabilities	Liabilities subject to compromise	—	9,981
Total operating and finance leases classified as Liabilities subject to compromise		$—	$30,616

The following tables present information about lease costs and expenses and sublease income (in thousands):

		Successor	Predecessor
	Statement of Operations Line Items	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Operating lease cost	Various (1)	$1,851	$1,283
Finance lease cost:
Amortization of right-of-use assets	Various (1)	$1,803	$2,027
Interest on lease liabilities	Interest expense, net	$104	$184
Other lease costs and income:
Variable lease costs (2)	Various (1)	$2,445	$3,131
Sublease income	Various (1)	$(687)	$(1,119)

		Successor	Predecessor
	Statement of Operations Line Items	Nine Months Ended September 30, 2024	Period From January 1, 2024 through April 23, 2024	Nine Months Ended September 30, 2023
Operating lease cost	Various (1)	$2,207	$550	$5,313
Finance lease cost:
Amortization of right-of-use assets	Various (1)	$3,149	$2,519	$6,071
Interest on lease liabilities	Interest expense, net	$191	$169	$619
Other lease costs and income:
Variable lease costs (2)	Various (1)	$4,816	$3,588	$8,332
Sublease income	Various (1)	$(1,146)	$(1,129)	$(4,207)
__________
(1)Amounts are included in the Condensed Consolidated Statements of Operations based on the function that the underlying leased asset supports. The following tables present the components of such aggregate amounts (in thousands):

	Successor	Predecessor
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Cost of revenues	$1,611	$1,557
Selling, general and administrative	$3,801	$3,765
Research and development	$—	$—

	Successor	Predecessor
	Nine Months Ended September 30, 2024	Period From January 1, 2024 through April 23, 2024	Nine Months Ended September 30, 2023
Cost of revenues	$2,666	$2,130	$4,610
Selling, general and administrative	$6,360	$3,398	$10,797
Research and development	$—	$—	$102
(2)Amounts represent variable lease costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate and certain costs associated with our automobile leases.

The following table provides certain additional information related to our leases (in thousands):

	Successor	Predecessor
	Nine Months Ended September 30, 2024	Period From January 1, 2024 through April 23, 2024	Nine Months Ended September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payments for operating leases	$2,868	$1,863	$8,681
Operating cash payments for finance leases	$331	$366	$938
Financing cash payments for finance leases	$2,976	$2,381	$4,999
For the Successor nine months ended September 30, 2024, operating lease right-of-use assets obtained in exchange for lease obligations were $7.8 million. There were no material operating lease right-of-use assets obtained in exchange for lease obligations during the Predecessor periods January 1, 2024 through April 23, 2024 or nine months ended September 30, 2023.
NOTE 10. GOODWILL AND OTHER INTANGIBLES
Goodwill
The Successor has no goodwill balance as of September 30, 2024. Refer to Note 3. Fresh Start Accounting for additional information about the impact of fresh start accounting on the Predecessor goodwill balance.
The following table presents changes in the carrying amounts of Predecessor goodwill (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Goodwill as of December 31, 2023 (Predecessor)	$828,818	$523,193	$—	$—	$1,352,011
Impact of fresh start accounting	(828,818)	(523,193)	—	—	(1,352,011)
Goodwill as of April 23, 2024 (Predecessor)	$—	$—	$—	$—	$—
The carrying amounts of goodwill are net of the following accumulated impairments, if applicable (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Accumulated impairment losses as of December 31, 2023 (Predecessor)	$855,810	$2,208,000	$3,142,657	$525,244	$6,731,711
Impact of fresh start accounting	(855,810)	(2,208,000)	(3,142,657)	(525,244)	(6,731,711)
Accumulated impairment losses as of April 23, 2024 (Predecessor)	$—	$—	$—	$—	$—

Other Intangible Assets
The Company’s intangible assets consist of the following components (in thousands):

	Successor	Predecessor
Cost basis:	September 30, 2024	December 31, 2023
Indefinite-lived intangibles:
In-process research and development	$294,144	$—
Total indefinite-lived intangibles	$294,144	$—
Finite-lived intangibles:
Licenses (weighted average life of 5 years) (Predecessor)	$—	$432,107
Tradenames (Predecessor)	—	6,409
Developed technology (weighted average life of 8 years) (Predecessor)	—	5,925,662
Marketed products (weighted average life of 8 years) (Successor)	1,864,829	—
Licenses (weighted average life of 5 years) (Successor)	69,757	—
Total finite-lived intangibles (weighted average life of 8 years)	$1,934,586	$6,364,178
Total other intangibles	$2,228,730	$6,364,178

Accumulated amortization:
Finite-lived intangibles:
Licenses (Predecessor)	$—	$(419,084)
Tradenames (Predecessor)	—	(6,409)
Developed technology (Predecessor)	—	(4,460,802)
Marketed products (Successor)	(104,061)	—
Licenses (Successor)	(6,303)	—
Total other intangibles	$(110,364)	$(4,886,295)
Net other intangibles	$2,118,366	$1,477,883

As part of fresh start accounting, as of the Effective Date, the Company wrote-off the existing intangible assets and accumulated amortization of the Predecessor and recorded $2,225.5 million to reflect the fair value of intangible assets of the Successor, as discussed in Note 3. Fresh Start Accounting. The following table summarizes the components of the estimated fair value of identified intangible assets (dollars in thousands):

	Carrying Amount	Amortization Method	Useful Life Range			Discount Rate Range
Intangible assets subject to amortization
Marketed products	$1,857,400	Straight-line	3 years	to	11 years	12.3%	to	30.8%
Licenses	69,757	Straight-line		5 years			26.7%
Intangible assets not subject to amortization
In-process research and development	298,334	n/a		n/a		24.8%	to	27.7%
Total identified intangible assets	$2,225,491
Amortization expense for the Successor periods three and nine months ended September 30, 2024, January 1, 2024 through April 23, 2024 and the three and nine months ended September 30, 2023, totaled approximately $63.0 million, $110.4 million, $49.1 million, $64.4 million and $194.1 million, respectively. Amortization expense is included in Cost of revenues in the Condensed Consolidated Statements of Operations.
For intangible assets subject to amortization, estimated amortization expense for the five fiscal years subsequent to September 30, 2024 (Successor) is as follows (in thousands):

2024	$62,851
2025	$251,403
2026	$250,084
2027	$235,085
2028	$235,085
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
NOTE 12. CONTRACT ASSETS AND LIABILITIES
Our revenue consists almost entirely of sales of our products to customers, whereby we ship products to a customer pursuant to a purchase order. Revenue contracts such as these do not generally give rise to contract assets or contract liabilities because: (i) the underlying contracts generally have only a single performance obligation and (ii) we do not generally receive consideration until the performance obligation is fully satisfied. At September 30, 2024, the unfulfilled performance obligations for these types of contracts relate to ordered but undelivered products. We generally expect to fulfill the performance obligations and recognize revenue within one week of entering into the underlying contract. Based on the short-term initial contract duration, additional disclosure about the remaining performance obligations is not required.
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
The following table shows the opening and closing balances of contract assets and contract liabilities from contracts with customers (dollars in thousands):

	Successor	Predecessor
	September 30, 2024	December 31, 2023
Contract assets (1)	$8,133	$11,387
Contract liabilities (2)	$3,110	$3,534
__________
(1)At September 30, 2024 and December 31, 2023, approximately $3.3 million and $2.1 million, respectively, of these contract asset amounts are classified as current and are included in Prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets. The remaining amounts are classified as noncurrent and are included in Other assets.
(2)At both September 30, 2024 and December 31, 2023, approximately $0.6 million of these contract liability amounts are classified as current and are included in Accounts payable and accrued expenses in the Company’s Condensed Consolidated Balance Sheets. The remaining amounts are classified as noncurrent and are included in Other liabilities. During the Successor nine months ended September 30, 2024 and Predecessor period January 1, 2024 through April 23, 2024, approximately $0.2 million and $0.2 million, respectively, of revenue was recognized that was included in the contract liability balance at December 31, 2023.
During the Successor nine months ended September 30, 2024 and Predecessor period January 1, 2024 through April 23, 2024, we recognized revenue of $6.8 million and $0.3 million, respectively, relating to performance obligations satisfied, or partially satisfied, in prior periods. Such revenue generally relates to changes in estimates with respect to our variable consideration.

NOTE 13. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses included the following at September 30, 2024 and December 31, 2023 (in thousands):

	Successor	Predecessor
	September 30, 2024	December 31, 2023
Trade accounts payable	$68,715	$94,735
Returns and allowances	101,087	119,577
Rebates	88,525	105,428
Other sales deductions	4,090	3,212
Accrued interest	65,325	—
Accrued payroll and related benefits	64,109	81,145
Accrued royalties and other distribution partner payables	21,077	35,856
Acquisition-related contingent consideration—current	3,738	—
Other (1)	68,333	97,783
Total	$484,999	$537,736
__________
(1)Amounts include a wide variety of accrued expenses, the most significant of which, at December 31, 2023, relate to accrued legal and other professional fees incurred prior to the Effective Date. Approximately $80.5 million was placed into escrow prior to or on the Effective Date for the settlement of certain of these liabilities. At September 30, 2024, all funds included in these escrow accounts have been disbursed in full satisfaction of the corresponding accrued legal and other professional fee liabilities.
The decrease in the Returns and allowances and Rebates accruals are primarily due to changes in gross sales and customer mix, as well as other factors. The increase in accrued interest expense is directly related to Exit Financing Debt, described in more detail in Note 14. Debt. The decrease in the Other accrued expense category, inclusive of accrued legal and other professional fee accruals, is primarily a result of timing of payments.
The amounts in the table above at December 31, 2023 do not include amounts classified as Liabilities subject to compromise in the Predecessor Condensed Consolidated Balance Sheets. Refer to Note 2. Effectiveness of the Plan of Reorganization for additional information about Liabilities subject to compromise.

NOTE 14. DEBT
The following table presents information about the Company’s total indebtedness at September 30, 2024 and December 31, 2023 (dollars in thousands):

	Successor			Predecessor
	September 30, 2024			December 31, 2023
	Effective Interest Rate	Principal Amount (2)	Carrying Amount (4)	Effective Interest Rate (1)	Principal Amount (2)	Carrying Amount (3)
5.375% Senior Notes due 2023		$—	$—	5.38%	$6,127	$6,127
6.00% Senior Notes due 2023		—	—	6.00%	56,436	56,436
5.875% Senior Secured Notes due 2024		—	—	6.88%	300,000	300,000
6.00% Senior Notes due 2025		—	—	6.00%	21,578	21,578
7.50% Senior Secured Notes due 2027		—	—	8.50%	2,015,479	2,015,479
9.50% Senior Secured Second Lien Notes due 2027		—	—	9.50%	940,590	940,590
6.00% Senior Notes due 2028		—	—	6.00%	1,260,416	1,260,416
6.125% Senior Secured Notes due 2029		—	—	7.13%	1,295,000	1,295,000
8.50% Senior Notes Due 2031	8.87%	1,000,000	981,772		—	—
Term Loan Facility (Successor)	10.39%	1,500,000	1,457,667		—	—
Term Loan Facility (Predecessor)		—	—	14.50%	1,975,000	1,975,000
Revolving Credit Facility (Predecessor)		—	—	12.00%	277,200	277,200
Total		$2,500,000	$2,439,439		$8,147,826	$8,147,826
Less: current portion, net		15,000	15,000		—	—
Total long-term debt, less current portion, net		$2,485,000	$2,424,439		$8,147,826	$8,147,826
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
(2)The September 30, 2024 and December 31, 2023 principal amounts represent the amount of unpaid contractual principal owed on the respective instruments.
(3)As of December 31, 2023, the entire carrying amount of the Predecessor debt, as well as any related remaining accrued and unpaid interest that existed as of the Petition Date, was included in the Liabilities subject to compromise line in the Predecessor Condensed Consolidated Balance Sheets.
(4)As of September 30, 2024, the carrying amount of the respective debt instruments represents the unpaid contractual principal amounts owed less applicable deferred financing fees and original issue discounts.
General Information
The aggregate estimated fair value of long-term debt, which was determined based on Level 2 quoted market price inputs for the same or similar debt issuances, was approximately $2.6 billion at September 30, 2024 and $4.1 billion at December 31, 2023.
Exit Financing Debt
New Credit Facilities
On the Effective Date, as contemplated in the Plan, Endo Finance Holdings, Inc., a wholly owned subsidiary of Endo, Inc., also referred to herein as the Issuer, entered into a credit agreement (the New Credit Agreement) by and among the Issuer, as borrower, Endo, Inc., as parent guarantor, the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent, collateral agent, issuing bank and swingline lender, which provides for, among other things: (i) the New Revolving Credit Facility, and (ii) the New Term Facility, presented in the table above as Term Loan Facility (Successor) (the New Term Facility and, together with the New Revolving Credit Facility, the New Credit Facilities). The New Credit Agreement provides the Issuer with the option to raise certain incremental credit facilities, subject to certain limitations and conditions specified in the New Credit Agreement. The New Revolving Credit Facility has a maturity date of April 23, 2029 and the New Term Facility has a maturity date of April 23, 2031. At September 30, 2024, approximately $400 million of capacity under the New Revolving Credit Facility is undrawn and available to the Company, net of outstanding standby letters of credit.

The New Credit Agreement contains affirmative and negative covenants that the Company believes to be customary for a senior secured credit facility of this type. The negative covenants include, among other things, indebtedness, fundamental changes, dispositions of property and assets (including sale-leaseback transactions), investments, restricted payments, restrictive agreements, transactions with affiliates, swap arrangements, amending subordinated debt documents, changes in fiscal year and changes in the nature of business. If we draw more than 40% of total available credit under our New Revolving Credit Facility (other than (a) undrawn letters of credit in an amount not to exceed $20.0 million and (b) cash collateralized or backstopped letters of credit), we will be required to comply with a maximum first lien net leverage ratio not to exceed 6.10 to 1.00. As of September 30, 2024, we were in compliance with all such covenants.
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
The New Senior Secured Notes and guarantees were issued pursuant to an indenture by and among the Issuer, Endo, Inc., the subsidiary guarantors and Computershare Trust Company, National Association, as trustee and notes collateral agent (the Indenture). The Indenture contains covenants that, among other things, restrict Endo, Inc.’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make certain dividend payments, distributions, investments and other restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to the Issuer, create certain liens, merge, consolidate, or sell all or substantially all of Endo, Inc.’s or any restricted subsidiary’s assets, or enter into certain transactions with affiliates. These covenants are subject to a number of important exceptions and qualifications, including the suspension of certain of these covenants upon the New Senior Secured Notes receiving investment grade credit ratings. As of September 30, 2024, we were in compliance with all such covenants.
October 2024 New Credit Agreement Repricing
On October 29, 2024, the Company entered into the First Amendment (the "Amendment") to the New Credit Agreement, and as amended by the Amendment, the “Amended Credit Agreement,” among Endo, Endo Finance Holdings, Inc., the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, collateral agent, issuing bank and swingline lender. The Amendment provides for, among other things, the refinancing of all outstanding initial term loans with a new tranche of term loans that bears interest at a rate per annum equal to, at our option, (x) Term SOFR plus a range of 3.75% to 4.00% or (y) an alternate base rate plus a range of 2.75% to 3.00%, in each case based upon our First Lien Net Leverage Ratio (as defined in the Amended Credit Agreement). The Amendment resulted in a 0.50% reduction in our term loan interest rate margins.
Maturities
For each of the five fiscal years subsequent to September 30, 2024, the maturities on our Exit Financing Debt are as follows (in thousands):

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
As a result of uncertainties regarding the ultimate allowance of claims in connection with the Chapter 11 Cases, all secured and unsecured debt instruments were classified as Liabilities subject to compromise in the Predecessor Condensed Consolidated Balance Sheets, and Endo International plc ceased the recognition of interest expense related to these instruments as of the Petition Date through the Effective Date. During the Predecessor period January 1, 2024 through April 23, 2024, Endo International plc did not recognize approximately $204 million, respectively, of contractual interest expense that would have been recognized if not for the Chapter 11 Cases. Endo International plc was, among other things, obligated to make certain adequate protection payments during the bankruptcy proceedings on each of certain debt instruments. On a cumulative basis through April 23, 2024, Endo International plc made the following adequate protection payments:

•$54.1 million with respect to the Legacy Revolving Credit Facility;
•$471.2 million with respect to the Legacy Term Loan Facility; and
•$572.0 million with respect to the applicable senior secured notes.
During the period January 1, 2024 through April 23, 2024 and the nine months ended September 30, 2023, adequate protection payments of $192.3 million and $445.5 million, respectively were recorded as a reduction of the carrying amount of the respective first lien debt instruments. The respective debt instruments were then adjusted to the estimated allowed claim amount resulted in a charge within Reorganization items, net in the Predecessor Condensed Consolidated Statements of Operations.
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
As of September 30, 2024, our accrual for loss contingencies of approximately $7.5 million represents the unpaid portion of the settlement consideration payable under the Debtors’ settlement with the future claims representative (the FCR), which Endo, Inc. assumed on the Effective Date. As of December 31, 2023, Endo International plc had an accrual for loss contingencies of $2,431.5 million, the most significant components of which related to: (i) various opioid-related matters as further described herein and (ii) product liability and related matters associated with transvaginal surgical mesh products. Although there is a possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at the time. As of December 31, 2023, Endo International plc’s entire accrual for loss contingencies was classified as Liabilities subject to compromise in the Condensed Consolidated Balance Sheets and recorded at the expected allowed claim amount, even if they were ultimately settled for different amounts. As noted above, pursuant to the Plan, on the Effective Date thereof, all such claims against the Debtors were discharged and channeled to the applicable trusts.
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
The resolution reached with the UCC, as embodied in the Plan, contemplated the creation and funding of a trust for the benefit of certain unsecured creditors and sub-trusts established thereunder, one of which was established for the benefit of certain mesh claimants. Additionally, on April 13, 2023, an ad hoc group (the Ad Hoc First Lien Group) of certain creditors and the FCR filed a resolution with the Bankruptcy Court, which is also embodied in the Plan, that contemplated that the Future PI Trust allocate an aggregate amount of approximately $0.5 million to eligible future mesh claimants in exchange for certain releases provided to (among others) the Ad Hoc First Lien Group (Purchaser) and Endo International plc, its subsidiaries and affiliated entities and persons. As previously noted, prior to or on the Effective Date of the Plan, the establishment and funding of the GUC Trust (and the sub-trusts thereunder) contemplated under the Plan occurred. In connection therewith, all mesh claims against the Debtors were discharged and channeled to such trusts.
Opioid-Related Matters
Since 2014, multiple U.S. states as well as other governmental persons or entities and private plaintiffs in the U.S. and Canada have filed suit against Endo International plc and/or certain of its subsidiaries, including Endo Health Solutions Inc. (EHSI), Endo Pharmaceuticals Inc. (EPI), Par Pharmaceutical, Inc. (PPI), Par Pharmaceutical Companies, Inc. (PPCI), Endo Generics Holdings, Inc. (EGHI), Vintage Pharmaceuticals, LLC, Generics Bidco I, LLC, DAVA Pharmaceuticals, LLC, Par Sterile Products, LLC (PSP LLC) and in Canada, Paladin Labs Inc. (PLI) and Endo Ventures Unlimited (EVU), as well as various other manufacturers, distributors, pharmacies and/or others, asserting claims relating to the defendants’ alleged sales, marketing and/or distribution practices with respect to prescription opioid medications, including certain of Endo International plc’s subsidiaries products. Prior to the Effective Date of the Plan, pending cases against the Debtors in the U.S. of which the Debtors were aware included, but are not limited to, approximately 15 cases filed by or on behalf of states; approximately 2,570 cases filed by counties, cities, Native American tribes and/or other government-related persons or entities; approximately 310 cases filed by hospitals, health systems, unions, health and welfare funds or other third-party payers and approximately 220 cases filed by individuals, including but not limited to legal guardians of children born with neonatal abstinence syndrome. Certain of the U.S. cases were putative class actions. The Canadian cases included an action filed by British Columbia on behalf of a proposed class of all federal, provincial and territorial governments and agencies in Canada that paid healthcare, pharmaceutical and treatment costs related to opioids; an action filed in Alberta on behalf of a proposed class of all local or municipal governments in Canada; an action filed in Saskatchewan on behalf of a proposed class of all First Nations communities and local or municipal governments in Canada; and three additional putative class actions, filed in British Columbia, Ontario and Quebec, seeking relief on behalf of Canadian residents who were prescribed and/or consumed opioid medications. Pursuant to the Plan, on the Effective Date thereof, all such cases against the Debtors were discharged and channeled to the applicable trusts.
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
Beginning in February 2009, the U.S. Federal Trade Commission (FTC) and certain private plaintiffs sued Endo International plc’s subsidiaries PPCI (since June 2016, EGHI) and/or PPI as well as other pharmaceutical companies alleging violations of antitrust law arising out of the settlement of certain patent litigation concerning the generic version of AndroGel® and seeking damages, treble damages, equitable relief and attorneys’ fees and costs. The cases were consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Northern District of Georgia. In May 2016, plaintiffs representing a putative class of indirect purchasers voluntarily dismissed their claims with prejudice. In February 2017, the FTC voluntarily dismissed its claims against EGHI with prejudice. In June 2018, the MDL court granted in part and denied in part various summary judgment and evidentiary motions filed by defendants. In particular, among other things, the court rejected two of the remaining plaintiffs’ causation theories and rejected damages claims related to AndroGel® 1.62%. In July 2018, the court denied certain plaintiffs’ motion for certification of a direct purchaser class. Between November 2019 and April 2021, PPI and PPCI entered into settlement agreements with all of the plaintiffs remaining in the MDL. The settlement agreements were solely by way of compromise and settlement and were not in any way an admission of wrongdoing, fault or liability of any kind. Separately, in August 2019, several alleged direct purchasers filed suit against PPI and other pharmaceutical companies in the U.S. District Court for the Eastern District of Pennsylvania asserting claims substantially similar to those asserted in the MDL, as well as additional claims against other defendants relating to other alleged conduct. As of the Petition Date, the claims against PPI became subject to the automatic stay.
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
Patent Matters
In January 2023, Endo International plc subsidiaries PSP LLC, PPI and Endo Par Innovation Company, LLC (EPIC) received a notice letter from Baxter Healthcare Corporation (Baxter) pursuant to 505(b)(3)(B)-(D) of the U.S. Federal Food, Drug, and Cosmetic Act (FFDCA) of its New Drug Application (NDA) submitted under 21 U.S.C. §355(b)(2) seeking FDA approval for vasopressin injection products in 20 units/100 ml and 40 units/100 ml strengths. In March 2023, PSP LLC, PPI and EPIC filed a complaint against Baxter in the U.S. District Court for the District of Delaware asserting infringement of three patents. These patents are not listed in the Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book); therefore, the patent infringement suit does not trigger a 30-month stay on FDA approval of Baxter’s NDA. On October 4, 2023, PSP LLC, PPI and EPIC filed a motion for a preliminary injunction/temporary restraining order after the FDA approved Baxter’s NDA in late September 2023. The preliminary injunction hearing was held on October 27, 2023. On November 3, 2023, the magistrate judge issued a report and recommendation recommending the court: (i) deny the motion for preliminary injunction/temporary restraining order; and (ii) deny Baxter’s motion for judgment on the pleadings. The U.S. District Court for the District of Delaware entered its final order on March 12, 2024. The trial is currently set for May 2026. Documents were filed with the U.S. District Court for the District of Delaware to replace the PSP LLC, PPI and EPIC party names with Endo Operations Limited and Endo USA, Inc.
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
NOTE 16. OTHER COMPREHENSIVE (LOSS) INCOME
During the periods covered by this report, substantially all of the Accumulated other comprehensive income (loss) balances at September 30, 2024 and December 31, 2023 consist of Foreign currency translation gain (loss). There were no tax effects in Other comprehensive (loss) income and there were no reclassifications out of Accumulated other comprehensive income (loss).
In connection with the adoption of fresh start accounting, Accumulated other comprehensive income (loss) of the Predecessor was eliminated as part of the Fresh Start Adjustments, as discussed in more detail in Note 3. Fresh Start Accounting,

NOTE 17. SHARE-BASED COMPENSATION
Stock Incentive Plans
As contemplated by the Plan and approved on July 23, 2024, Endo, Inc. adopted a long-term incentive plan and authorized and reserved 3.6 million shares for issuance pursuant to equity incentive awards to be granted under such plan. On September 30, 2024, Endo, Inc. granted 1.3 million equity awards under the Endo, Inc. 2024 Stock Incentive Plan.
Restricted Stock Units and Performance Share Units
The awards granted in the current period include approximately 0.5 million restricted stock units (RSUs) and approximately 0.8 million performance share units (PSUs). RSUs vest ratably, in equal amounts, over an approximately three-year service period. PSUs cliff vest after an approximately three-year service period, subject to the degree of achievement relative to specified absolute total shareholder return (TSR) thresholds, which is measured as the compound annual growth rate of Endo, Inc.’s stock over a three-year performance period beginning April 23, 2024 and ending April 23, 2027. Upon the completion of the three-year performance period, the actual number of shares awarded may be between zero and 150% of the target award amount based on the actual TSR compared to the target TSR, subject to continued employment of the award recipient.
RSUs are valued based on the closing price of Endo Inc.’s common stock on the date of grant. TSR is considered a market condition under applicable authoritative guidance; accordingly, PSUs are valued using a Monte-Carlo variant valuation model, which considers the likelihood of achievement of a variety of potential future share prices for Endo, Inc.
As of September 30, 2024, the weighted average remaining requisite service period of the outstanding units was approximately three years and the total remaining unrecognized compensation cost amounted to $13.5 million in the case of RSUs and $12.6 million in the case of PSUs. The weighted average grant-date fair value of the awards granted during the nine months ended September 30, 2024 was $19.97 per unit.
NOTE 18. OTHER EXPENSE (INCOME), NET
The components of Other expense, net are as follows (in thousands):

	Successor	Predecessor
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Net gain on sale of business and other assets (1)	$(878)	$(687)
Foreign currency gain, net (2)	(601)	(2,067)
Net loss (gain) from our investments in the equity of other companies (3)	93	(13)
Other miscellaneous, net	193	550
Other income, net	$(1,193)	$(2,217)

	Successor	Predecessor
	Nine Months Ended September 30, 2024	Period From January 1, 2024 through April 23, 2024	Nine Months Ended September 30, 2023
Net gain on sale of business and other assets (1)	$(826)	$(115)	$(1,309)
Foreign currency gain, net (2)	(335)	(376)	(59)
Net loss from our investments in the equity of other companies (3)	29	5	75
Other miscellaneous, net (4)	185	5,748	(870)
Other (income) expense, net	$(947)	$5,262	$(2,163)
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

NOTE 19. INCOME TAXES
The following tables display our Loss from continuing operations before income tax, Income tax expense and Effective tax rate (dollars in thousands):

	Successor	Predecessor
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Loss from continuing operations before income tax	$(255,587)	$(16,894)
Income tax (benefit) expense	$(22,811)	$11,042
Effective tax rate	8.9%	(65.4)%

	Successor	Predecessor
	Nine Months Ended September 30, 2024	Period From January 1, 2024 through April 23, 2024	Nine Months Ended September 30, 2023
(Loss) income from continuing operations before income tax	$(468,344)	$6,248,991	$20,346
Income tax (benefit) expense	$(86,792)	$58,511	$27,094
Effective tax rate	18.5%	0.9%	133.2%
The income tax benefit of $22.8 million for the Successor three months ended September 30, 2024 primarily related to a $26.7 million tax benefit on pre-tax losses outside of the United States (OUS).
The income tax benefit of $86.8 million for the Successor nine months ended September 30, 2024 primarily related to a $53.0 million tax benefit on pre-tax losses OUS. Additionally, there was a $30.0 million tax benefit associated with a deferred tax benefit on a post-emergence intra-entity transfer.
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
The income tax expense of $11.0 million and $27.1 million for the Predecessor three and nine months ending September 30, 2023, respectively, primarily related to an increase in accrued interest on uncertain tax positions.
A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company assesses the available positive and negative evidence to estimate whether the existing deferred tax assets will be realized. It is possible that in the future we may be required to establish a valuation allowance on a portion of a jurisdiction’s deferred tax assets. Establishing these valuation allowances would result in a charge to income tax expense for the period the establishment is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance establishment are subject to significant management judgment and prospective earnings.
Reinvested Earnings
Historically, Endo International plc, an Irish-domiciled entity, was the parent company and the reinvestment analysis was completed from an Irish parent perspective. Endo, Inc. is a U.S.-based parent company and therefore our reinvestment analysis going forward will be completed from a U.S.-based parent perspective. Accordingly, Endo, Inc.’s evaluation and conclusions as to whether some or all of the undistributed earnings of its subsidiaries are indefinitely reinvested may differ from those of Endo International plc and such conclusions may materially impact our result of operations. Endo, Inc. has determined that the undistributed earnings of certain subsidiaries will be indefinitely reinvested. No additional provision has been made in the U.S. and non-U.S. taxes on those undistributed earnings that we are not asserting indefinite reinvestment as no tax is expected to be incurred with respect to those earnings. The additional income taxes related to indefinitely reinvested earnings for which a deferred tax liability is not recorded is expected to be immaterial.

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
The IRS’s claims and uncertain tax positions related to the historical federal income tax positions not specifically challenged by the IRS, as well as certain federal income tax related claims that arose during the Chapter 11 Cases and as a result of the consummation of the Plan, were resolved in accordance with the U.S. Government Economic Settlement, which became effective on the Effective Date of the Plan. The claims brought against the Debtors by the IRS were deemed to be, in part, an allowed unsubordinated priority claim and, in part, an allowed, unsubordinated general unsecured claim, each in such amount equal to the settlement amounts to be received by the IRS as allocated by the U.S. Government.
NOTE 20. NET (LOSS) INCOME PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net (loss) income per share (in thousands):

	Successor	Predecessor
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Numerator:
Loss from continuing operations	$(232,776)	$(27,936)
Income (loss) from discontinued operations	—	(547)
Net loss	$(232,776)	$(28,483)
Denominator:
For basic per share data—weighted average shares	76,156	235,220
Dilutive effect of common stock/ordinary share equivalents	—	—
For diluted per share data—weighted average shares	76,156	235,220

	Successor	Predecessor
	Nine Months Ended September 30, 2024	Period From January 1, 2024 through April 23, 2024	Nine Months Ended September 30, 2023
Numerator:
(Loss) income from continuing operations	$(381,552)	$6,190,480	$(6,748)
Income (loss) from discontinued operations	—	182,838	(1,576)
Net (loss) income	$(381,552)	$6,373,318	$(8,324)
Denominator:
For basic per share data—weighted average shares	76,156	235,220	235,219
Dilutive effect of common stock/ordinary share equivalents	—	—	—
For diluted per share data—weighted average shares	76,156	235,220	235,219
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

Endo, Inc. issued approximately 0.2 million of Escrowed Equity, with such Escrowed Equity to be distributed to holders of second lien deficiency claims and unsecured notes claims in accordance with the “Net Debt Equity Split Adjustment” defined under the Plan, which is excluded for purposes of calculating basic net income (loss) per share in the Condensed Consolidated Statements of Operations for the Successor three and nine months ended September 30, 2024. Escrowed Equity to be distributed, if any, will be determined on the Fallback Date, which is 210 days after emergence, or November 19, 2024, unless the Company is listed on a national exchange prior to the Fallback Date.
As contemplated by the Plan and approved on July 23, 2024, Endo, Inc. adopted a long-term incentive plan and authorized and reserved 3.6 million shares for issuance pursuant to equity incentive awards to be granted under such plan. On September 30, 2024, Endo, Inc. granted 1.3 million awards under the Endo, Inc. 2024 Stock Incentive Plan. As of October 29, 2024, up to approximately 1.7 million shares are issuable subject to the terms of equity awards granted under Endo, Inc.’s 2024 Stock Incentive Plan.
For the three and nine months ended September 30, 2024, the Company’s outstanding awards were not included in the computation of diluted per share amounts because to do so would have been antidilutive.
On March 3, 2023, in connection with its bankruptcy proceedings, Endo International plc took action to reject all outstanding award agreements associated with its stock options and stock awards.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting our financial condition at September 30, 2024 and results of operations for the Successor three and nine months ended September 30, 2024, the Predecessor period from January 1, 2024 through April 23, 2024 and the three and nine months ended September 30, 2023. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements of Endo International plc and notes thereto included in the Prospectus filed in connection with the Company’s Registration Statement. This Quarterly Report on Form 10-Q and the Registration Statement include additional information about significant accounting policies, practices and the transactions that underlie the Successor and Predecessor financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with the Successor’s and Predecessor’s financial and operating results. Except for the historical information contained in this report, including the following discussion, this report contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” beginning on page i of this report.
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
•During the nine months ended September 30, 2023, multiple competitors launched alternative generic versions of varenicline tablets. These launches began to impact both Endo International plc’s market share and product price toward the middle of the first quarter of 2023, and the effects of additional subsequent competition has accelerated both price and volume erosion within the overall market.
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

Consolidated Results Review
In accordance with ASC 852, Reorganizations, the results of operations are presented separately for the Predecessor and Successor periods in the Condensed Consolidated Statements of Operations. While the Company’s normal business operations continued uninterrupted between the Predecessor and Successor periods, the Predecessor and Successor financial statements, including the results of operations, are not comparable in many respects. For example, Endo, Inc. will not apply the provisions of ASC 852, Reorganizations. Further, as a result of fresh start accounting, our assets, including our inventory, long-lived tangible and intangible assets and our liabilities, including debt, and contingent consideration, among others, were adjusted to their estimated fair values on the Effective Date. These fair value adjustments and the corresponding subsequent impact on the Successor results of operations have caused the Successor results of operations to be disproportionately impacted compared to the Predecessor, most notably within Cost of sales, as a result of: (i) the amortization of inventory step up; (ii) increased amortization of intangible assets; (iii) increased depreciation of fixed assets; and (iv) Interest expense (income), net, due to the Exit Financing Debt. Other financial statement line items, such as Total revenues, net, Selling, general & administrative costs and Research and development costs are generally unaffected by the effects of fresh start accounting. Further, the 2024 Predecessor and Successor periods each only reflect partial year to date of operating activity and results. As a result, in our discussion of the results of operations on a consolidated and segment basis below, we may at times describe the results of operations for the Predecessor and Successor in 2024 on a combined or aggregate basis, or describe common themes among the periods, and compare those results to the results in the corresponding Predecessor nine month period of 2023. We believe this discussion will facilitate an understanding of the results of continuing operations and trends in our business while also providing a reader insight into the underlying effects of the application of fresh start accounting that affect the comparability of certain financial statement line items between the respective periods. The discussion of combined 2024 Predecessor and Successor results of operations is solely to facilitate comparison to prior periods and is not intended to be indicative of the results of operations of our business going forward.
Three Months Ended September 30, 2024 (Successor) Compared with Three Months Ended September 30, 2023 (Predecessor)
The following table displays our revenue, gross margin, gross margin percentage and other pre-tax expense or income (dollars in thousands):

	Successor	Predecessor
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	% Change 2024 vs. 2023
Total revenues, net	$426,506	$451,665	(6)%
Cost of revenues	448,324	230,286	95%
Gross margin	$(21,818)	$221,379	NM
Gross margin percentage	(5.1)%	49.0%
Selling, general and administrative	148,322	138,772	7%
Research and development	20,190	31,582	(36)%
Litigation-related and other contingencies, net	200	11,104	(98)%
Acquisition-related and integration items, net	1,773	1,062	67%
Interest expense, net	62,727	10	NM
Reorganization items, net	—	57,960	(100)%
Other income, net	(1,193)	(2,217)	(46)%
Loss from continuing operations before income tax	$(255,587)	$(16,894)	NM
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.
Total revenues, net. The decrease in revenues for the Successor three months ended September 30, 2024 compared to the Predecessor three months ended September 30, 2023 was primarily due to competitive pressures in our Generic Pharmaceuticals segment across multiple products including varenicline tablets and dexlansoprazole delayed release capsules, as well as decreased revenue in our Sterile Injectables segment due to decreased sales volume across multiple products. These decreases were partially offset by increased revenues in our Branded Pharmaceuticals segment, driven by increased revenues from XIAFLEX®. Our revenues are further disaggregated and described below under the heading “Business Segment Results Review.”

Cost of revenues and gross margin percentage. Cost of revenues includes certain amounts that impact its comparability among periods, as well as the comparability of gross margin percentage. The following table summarizes such amounts (in thousands):

	Successor	Predecessor
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Acquisition and divestitures (1)	$309,397	$64,429
Restructuring or similar transactions (2)	74	1,342
Total	$309,471	$65,771
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
The increase in Cost of revenues for the Successor three months ended September 30, 2024 includes approximately $248.0 million related to amortization of inventory step-up, which did not exist in the Predecessor three months ended September 30, 2023. This increase for the Successor three months ended September 30, 2024 is partially offset by decreased sales volumes compared to the Predecessor three months ended September 30, 2023.
The decrease in gross margin percentage for the Successor three months ended September 30, 2024 in comparison to the Predecessor three months ended September 30, 2023 was primarily due to the effects of fresh start accounting, including inventory step-up amortization.
Selling, general and administrative. The increase for the Successor three months ended September 30, 2024 was primarily due to net separation charges associated with the former President and Chief Executive Officer departure, effective August 29, 2024, as well as the legal and accounting professional fees incurred in preparation of Endo, Inc.’s listing on a national exchange and implementation of fresh start accounting, compared to the Predecessor three months ended September 30, 2023.
Research and development. Our R&D efforts are focused on the development of a diversified portfolio of innovative and clinically differentiated product candidates. The amount of R&D expense we record in any period varies depending on the nature and stage of development of our R&D programs, certain of which are further described below. Total R&D expenses for the Successor three months ended September 30, 2024 and the Predecessor three months ended September 30, 2023 include $13.2 million and $13.6 million, respectively, related to our Branded Pharmaceuticals development projects, certain of which are further described below.
We continue to invest in our Branded Pharmaceuticals segment. In early 2020, we announced that we had initiated our XIAFLEX® development program for the treatment of plantar fibromatosis (PFI). In March 2023, we announced top-line results from our Phase 2 clinical study of XIAFLEX® in participants with PFI and we initiated the Phase 3 clinical program in the fourth quarter of 2023.
We also completed a proof-of-concept study in plantar fasciitis (PFA) during the third quarter of 2023 and, based on encouraging proof-of-concept study results initiated the Phase 2 clinical study in the fourth quarter of 2023. In October 2024, Endo received results from its Phase 2 dose-ranging clinical study of collagenase clostridium histolyticum (CCH) in participants with plantar fasciitis. While study participants receiving one treatment of CCH 0.6 mg showed numerical improvement from baseline on the Pain Intensity Numeric Rating Scale (NRS) average daily pain score compared to placebo, the difference was not statistically significant. Though the Phase 2 study did not achieve its primary endpoint, the results were informative and, based on a post-hoc analysis, clinically meaningful for a subpopulation of patients—those with moderate to severe plantar fasciitis pain as determined by Foot Function Index subscales. Endo is continuing to evaluate the Phase 2 study data to determine next steps.
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

The decrease in Research and development for the Successor three months ended September 30, 2024 was primarily driven by certain non-recurring contractual credits that were received during Q3 2024.
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
Asset impairment charges. There were no impairment charges for the Successor three months ended September 30, 2024 or the Predecessor three months ended September 30, 2023.
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
Interest expense, net. The components of Interest expense, net are as follows (in thousands):

	Successor	Predecessor
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Interest expense	$62,898	$203
Interest income	(171)	(193)
Interest expense, net	$62,727	$10
Interest expense in the Successor three months ended September 30, 2024 was primarily attributable to indebtedness incurred under the Exit Financing Debt on the Effective Date (as further discussed in Note 14. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1). Beginning during the third quarter of 2022 and continuing through the Effective Date, Endo International plc ceased recognition of interest expense related to its then-outstanding debt obligations and became obligated to make certain adequate protection payments as a result of the Chapter 11 Cases, which were accounted for as a reduction to the principal balance of the then-outstanding first lien debt instruments. The first lien debt instruments were later adjusted to the estimated allowed claim amount, resulting in a corresponding charge to Reorganization items, net. Refer to Note 14. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion.
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
Other income, net. The components of Other income, net are as follows (in thousands):

	Successor	Predecessor
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Net gain on sale of business and other assets	$(878)	$(687)
Foreign currency gain, net	(601)	(2,067)
Net loss (gain) from our investments in the equity of other companies	93	(13)
Other miscellaneous, net	193	550
Other income, net	$(1,193)	$(2,217)

For additional information on the components of Other income, net, refer to Note 18. Other Expense (Income), Net of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Income tax expense. The following table displays our Loss from continuing operations before income tax, Income tax expense and Effective tax rate (dollars in thousands):

	Successor	Predecessor
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Loss from continuing operations before income tax	$(255,587)	$(16,894)
Income tax (benefit) expense	$(22,811)	$11,042
Effective Tax Rate (calculated)	8.9%	(65.4)%
Our tax rate is affected by recurring items, such as tax rates in non-U.S. jurisdictions as compared to the notional U.S. federal statutory tax rate, and the relative amount of income or loss in those various jurisdictions. It is also impacted by certain items that may occur in any given period but are not consistent from period to period.
The income tax benefit of $22.8 million for the Successor three months ended September 30, 2024 primarily related to a $26.7 million tax benefit on pre-tax losses OUS.
The income tax expense of $11.0 million for the Predecessor three months ending September 30, 2023 primarily related to an increase in accrued interest on uncertain tax positions.
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
For additional information on our income taxes, see Note 19. Income Taxes of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Discontinued operations, net of tax. The operating results of Endo International plc’s Astora business, which was resolved to be wound down in 2016, are reported as Discontinued operations, net of tax in the Predecessor Condensed Consolidated Statements of Operations. The following table provides the operating results of Astora Discontinued operations, net of tax (in thousands):

Predecessor
Three Months Ended September 30, 2023
Loss from discontinued operations before income taxes	$(631)
Income tax benefit	(84)
Discontinued operations, net of tax	$(547)
The pre-tax loss for the Predecessor three months ended September 30, 2023 was primarily related to mesh-related legal defense costs. For additional discussion of mesh-related matters, refer to Note 15. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1. There are no discontinued operations in the Successor period.

Nine Months Ended September 30, 2024 (Successor) and Period from January 1, 2024 through April 23, 2024 (Predecessor) Compared with Nine Months Ended September 30, 2023 (Predecessor)
The following table displays our revenue, gross margin, gross margin percentage and other pre-tax expense or income (dollars in thousands):

	Successor	Predecessor
	Nine Months Ended September 30, 2024	Period From January 1, 2024 through April 23, 2024	Nine Months Ended September 30, 2023
Total revenues, net	$710,669	$581,974	$1,513,784
Cost of revenues	782,019	259,552	696,880
Gross margin	$(71,350)	$322,422	$816,904
Gross margin percentage	(10.0)%	55.4%	54.0%
Selling, general and administrative	244,314	158,391	427,294
Research and development	42,638	32,022	87,322
Acquired in-process research and development	1,750	750	—
Litigation-related and other contingencies, net	200	200	54,317
Asset impairment charges	—	2,103	146
Acquisition-related and integration items, net	1,643	(196)	1,824
Interest expense (income), net	107,396	(2)	239
Reorganization items, net	—	(6,125,099)	227,579
Other (income) expense, net	(947)	5,262	(2,163)
(Loss) income from continuing operations before income tax	$(468,344)	$6,248,991	$20,346
Total revenues, net. The decrease in revenues for the Successor nine months ended September 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to the Predecessor nine months ended September 30, 2023 was primarily due to competitive pressures in our Generic Pharmaceuticals segment across multiple products including varenicline tablets and dexlansoprazole delayed release capsules, as well as the impact of the prior year Novavax Settlement Agreement in our Sterile Injectables segment. These decreases were partially offset by increased revenues from lidocaine patch 5% and XIAFLEX® in our Generic Pharmaceuticals segment and Branded Pharmaceuticals segment, respectively. Our revenues are further disaggregated and described below under the heading “Business Segment Results Review.”
Cost of revenues and gross margin percentage. Cost of revenues includes certain amounts that impact its comparability among periods, as well as the comparability of gross margin percentage. The following table summarizes such amounts (in thousands):

	Successor	Predecessor
	Nine Months Ended September 30, 2024	Period From January 1, 2024 through April 23, 2024	Nine Months Ended September 30, 2023
Acquisition & Divestitures (1)	$550,465	$15,081	$194,110
Restructuring or similar transactions (2)	74	—	3,812
Other	7	1	—
Total	$550,546	$15,082	$197,922
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
The increase in Cost of revenues for the Successor nine months ended September 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to the Predecessor nine months ended September 30, 2023 was primarily due to the amortization of inventory step-up, which did not exist in the Predecessor periods presented. The Successor nine months ended September 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 also reflects decreased sales volumes compared to the Predecessor nine months ended September 30, 2023.

The decrease in gross margin percentage for the Successor nine months ended September 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to the Predecessor nine months ended September 30, 2023 was primarily due to amortization of inventory step-up. In addition, the Successor nine months ended September 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to the Predecessor nine months ended September 30, 2023 were further impacted by unfavorable changes in product mix primarily driven by decreased varenicline tablet price and volumes.
Selling, general and administrative. The decrease for the Successor nine months ended September 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to the Predecessor nine months ended September 30, 2023 was primarily due to decreased employee separation, continuity and other benefit-related charges compared to the Predecessor nine months ended September 30, 2023. In addition, the Predecessor nine months ended September 30, 2023 includes the effects of the acceleration of remaining unrecognized compensation expense during the first quarter 2023 related to the cancellation of all then-outstanding equity award instruments, which did not recur in 2024.
Research and development. Total R&D expenses for the Successor nine months ended September 30, 2024, Predecessor period from January 1, 2024 through April 23, 2024 and Predecessor nine months ended September 30, 2023 include $23.2 million, $15.4 million and $41.6 million, respectively related to our Branded Pharmaceuticals development projects, certain of which are further described above.
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
The decrease in Research and development for the Successor nine months ended September 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to the Predecessor nine months ended September 30, 2023 was primarily driven by certain non-recurring contractual credits that were received during Q3 2024.
As our development programs progress, it is possible that our R&D expenses could increase.
Acquired in-process research and development. Acquired in-process research and development charges during the Predecessor period from January 1, 2024 through April 23, 2024 represents costs incurred in connection with certain licensing arrangements where the product(s) were in development at the time of acquisition. Acquired in-process research and development charges could increase in the future, and the amounts of any increases could be material.
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

Asset impairment charges. The following table presents the components of our total Asset impairment charges (in thousands):

	Successor	Predecessor
	Nine Months Ended September 30, 2024	Period From January 1, 2024 through April 23, 2024	Nine Months Ended September 30, 2023
Property, plant and equipment impairment charges	$—	$2,103	$146
Total asset impairment charges	$—	$2,103	$146
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
Interest expense (income), net. The components of Interest expense (income), net are as follows (in thousands):

	Successor	Predecessor
	Nine Months Ended September 30, 2024	Period From January 1, 2024 through April 23, 2024	Nine Months Ended September 30, 2023
Interest expense	$107,706	$394	$737
Interest income	(310)	(396)	(498)
Interest expense (income), net	$107,396	$(2)	$239
Interest expense in the Successor nine months ended September 30, 2024 was primarily attributable to the indebtedness incurred under the Exit Financing Debt on the Effective Date (as further discussed in Note 14. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1). Beginning during the third quarter of 2022 and continuing through the Effective Date, Endo International plc ceased the recognition of interest expense related to its then-outstanding debt obligations and became obligated to make certain adequate protection payments as a result of the Chapter 11 Cases, which were accounted for as a reduction of the principal balance of the then-outstanding first lien debt instruments. The first lien debt instruments were later adjusted to the estimated allowed claim amount, resulting in a corresponding charge to Reorganization items, net. Refer to Note 14. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion.
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
Other (income) expense, net. The components of Other (income) expense, net are as follows (in thousands):

	Successor	Predecessor
	Nine Months Ended September 30, 2024	Period From January 1, 2024 through April 23, 2024	Nine Months Ended September 30, 2023
Net gain on sale of business and other assets	$(826)	$(115)	$(1,309)
Foreign currency gain, net	(335)	(376)	(59)
Net loss from our investments in the equity of other companies	29	5	75
Other miscellaneous, net	185	5,748	(870)
Other (income) expense, net	$(947)	$5,262	$(2,163)
For additional information on the components of Other (income) expense, net, refer to Note 18. Other Expense (Income), Net of the Condensed Consolidated Financial Statements.

Income tax (benefit) expense. The following table displays our (Loss) income from continuing operations before income tax, Income tax expense and Effective tax rate (dollars in thousands):

	Successor	Predecessor
	Nine Months Ended September 30, 2024	Period From January 1, 2024 through April 23, 2024	Nine Months Ended September 30, 2023
(Loss) income from continuing operations before income tax	$(468,344)	$6,248,991	$20,346
Income tax (benefit) expense	$(86,792)	$58,511	$27,094
Effective Tax Rate (calculated)	18.5%	0.9%	133.2%
Our tax rate is affected by recurring items, such as tax rates in non-U.S. jurisdictions as compared to the notional U.S. federal statutory tax rate, and the relative amount of income or loss in those various jurisdictions. It is also impacted by certain items that may occur in any given period but are not consistent from period to period.
The income tax benefit of $86.8 million for the Successor nine months ended September 30, 2024 primarily related to a $53.0 million tax benefit on pre-tax losses OUS. Additionally, there was a $30.0 million tax benefit associated with a deferred tax benefit on a post-emergence intra-entity transfer.
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
The income tax expense of $27.1 million for the Predecessor nine months ended September 30, 2023 primarily related to an increase in accrued interest on uncertain tax positions.
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
For additional information on our income taxes, see Note 19. Income Taxes of the Condensed Consolidated Financial Statements included in Part I, Item 1. For additional information about the effects of the Plan on the Predecessor period January 1, 2024 through April 23, 2024, see Note 3. Fresh Start Accounting of the Condensed Consolidated Financial Statements included in Part I, Item 1.

Discontinued operations, net of tax. The operating results of Endo International plc’s Astora business, which was resolved to be wound down in 2016, are reported as Discontinued operations, net of tax in the Predecessor Condensed Consolidated Statements of Operations. The following table provides the operating results of Astora Discontinued operations, net of tax (in thousands):

	Predecessor
	Period From January 1, 2024 through April 23, 2024	Nine Months Ended September 30, 2023
Litigation-related and other contingencies, net	$—	$500
Income (loss) from discontinued operations before income taxes	$182,696	$(1,817)
Income tax benefit	$(142)	$(241)
Discontinued operations, net of tax	$182,838	$(1,576)
The pre-tax income during the period January 1, 2024 through April 23, 2024 primarily represents the gain on the resolution of certain mesh-related litigation matters as set forth in the Plan. The pre-tax loss for the Predecessor nine months ended September 30, 2023 was primarily related to mesh-related legal defense costs. For additional discussion of mesh-related matters, refer to Note 15. Commitments and Contingencies of the Condensed Consolidated Financial Statements. There are no discontinued operations in the Successor period.

Business Segment Results Review

Three Months Ended September 30, 2024 (Successor) Compared with Three Months Ended September 30, 2023 (Predecessor)
Revenues, net. The following table displays our revenue by reportable segment (dollars in thousands):

	Successor	Predecessor
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	% Change 2024 vs. 2023
Branded Pharmaceuticals	$217,180	$203,368	7%
Sterile Injectables	80,128	95,381	(16)%
Generic Pharmaceuticals	110,830	134,382	(18)%
International Pharmaceuticals (1)	18,368	18,534	(1)%
Total net revenues from external customers	$426,506	$451,665	(6)%
__________
(1)Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.

Branded Pharmaceuticals. The following table displays the significant components of our Branded Pharmaceuticals revenues from external customers (dollars in thousands):

	Successor	Predecessor
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	% Change 2024 vs. 2023
Specialty Products:
XIAFLEX®	$127,992	$113,053	13%
SUPPRELIN® LA	19,130	21,590	(11)%
Other Specialty (1)	12,311	15,749	(22)%
Total Specialty Products	$159,433	$150,392	6%
Established Products:
PERCOCET®	$24,144	$26,290	(8)%
TESTOPEL®	8,604	9,610	(10)%
Other Established (2)	24,999	17,076	46%
Total Established Products	$57,747	$52,976	9%
Total Branded Pharmaceuticals (3)	$217,180	$203,368	7%
__________
(1)Products included within Other Specialty include AVEED® and NASCOBAL® Nasal Spray.
(2)Products included within Other Established include, but are not limited to, EDEX®.
(3)Individual products presented above represent the top two performing products in each product category and/or any product having revenues in excess of $25 million during any quarter presented for 2024 or 2023.
Specialty Products
The increase in XIAFLEX® revenues for the Successor three months ended September 30, 2024 compared to the Predecessor three months ended September 30, 2023 was attributable to increased net price and volumes of approximately 6% and 7%, respectively. Approximately 4% of the increased net price for the Successor three months ended September 30, 2024 was the result of decreased vial wastage rebate reserves following the application of the final Inflation Reduction Act, which are reflected for the three months ended September 30, 2023. These reserves were reversed in the fourth quarter of 2023 as a result of XIAFLEX® not being impacted by the final vial wastage rebate determination.
The decrease in SUPPRELIN® LA revenues for the Successor three months ended September 30, 2024 compared to the Predecessor three months ended September 30, 2023 was attributable to decreased volumes due to lower demand and overall market contraction, offset partially by increased net price.
The decrease in Other Specialty revenues for the Successor three months ended September 30, 2024 compared to the Predecessor three months ended September 30, 2023 was primarily attributable to lower volumes of NASCOBAL® Nasal Spray due to product discontinuation.
Established Products
The increase in Established Products revenues for the Successor three months ended September 30, 2024 compared to the Predecessor three months ended September 30, 2023 was related to increased royalties due primarily to the achievement of certain contractual sales-based milestones.
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

Sterile Injectables. The following table displays the significant components of our Sterile Injectables revenues from external customers (dollars in thousands):

	Successor	Predecessor
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	% Change 2024 vs. 2023
ADRENALIN®	$21,463	$22,873	(6)%
VASOSTRICT®	15,412	20,827	(26)%
Other Sterile Injectables (1)	43,253	51,681	(16)%
Total Sterile Injectables (2)	$80,128	$95,381	(16)%
__________
(1)Products included within Other Sterile Injectables include, but are not limited to, APLISOL®.
(2)Individual products presented above represent the top two performing products within the Sterile Injectables segment and/or any product having revenues in excess of $25 million during any quarter presented for 2024 or 2023.
The decrease in ADRENALIN® revenues for the Successor three months ended September 30, 2024 compared to the Predecessor three months ended September 30, 2023 was driven by a cumulative volume decline of approximately 8%, due to the impacts of continued competition, partially offset by a 2% increase to net price.
The decrease in VASOSTRICT® revenues for the Successor three months ended September 30, 2024 compared to the Predecessor three months ended September 30, 2023 was driven by decreases in net price, reflecting continued competitive pressures.
The decrease in Other Sterile Injectables revenues for the Successor three months ended September 30, 2024 compared to the Predecessor three months ended September 30, 2023 was primarily attributable to continued competitive pressures impacting both net price and volumes across multiple products.
Our Sterile Injectables segment is likely to continue to be affected by ongoing competitive pressures. This could result in revenue decreases or otherwise impact future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Generic Pharmaceuticals. The decrease in Generic Pharmaceuticals revenues for the Successor three months ended September 30, 2024 compared to the Predecessor three months ended September 30, 2023 was primarily attributable to competitive pressures on varenicline tablets and dexlansoprazole delayed release capsules, partially offset by increased revenue from lidocaine patch 5% associated with increased volumes from new business opportunities.
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
Segment adjusted income from continuing operations before income tax. The following table displays our Segment adjusted income from continuing operations before income tax (the measure we use to evaluate segment performance) by reportable segment (dollars in thousands):

	Successor	Predecessor
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	% Change 2024 vs. 2023
Branded Pharmaceuticals	$126,940	$105,696	20%
Sterile Injectables	$18,765	$27,966	(33)%
Generic Pharmaceuticals	$30,061	$32,057	(6)%
International Pharmaceuticals	$3,592	$4,804	(25)%
Branded Pharmaceuticals. The increase in Segment adjusted income from continuing operations before income tax for the Successor three months ended September 30, 2024 compared to the Predecessor three months ended September 30, 2023 was primarily attributable to the gross margin effects of the increased revenues further described above.
Sterile Injectables. The decrease in Segment adjusted income from continuing operations before income tax for the Successor three months ended September 30, 2024 compared to the Predecessor three months ended September 30, 2023 was primarily attributable to the gross margin effects of the decreased revenues further described above.

Generic Pharmaceuticals. The decrease in Segment adjusted income from continuing operations before income tax for the Successor three months ended September 30, 2024 compared to the Predecessor three months ended September 30, 2023 was primarily attributable to the gross margin effects of the decreased revenues, further described above, and product mix.
Nine Months Ended September 30, 2024 (Successor) and Period from January 1, 2024 through April 23, 2024 (Predecessor) Compared with Nine Months Ended September 30, 2023 (Predecessor)
Revenues, net. The following table displays our revenue by reportable segment (dollars in thousands):

	Successor	Predecessor
	Nine Months Ended September 30, 2024	Period From January 1, 2024 through April 23, 2024	Nine Months Ended September 30, 2023
Branded Pharmaceuticals	$363,332	$279,714	$613,318
Sterile Injectables	136,602	132,531	333,664
Generic Pharmaceuticals	180,551	143,677	511,141
International Pharmaceuticals (1)	30,184	26,052	55,661
Total net revenues from external customers	$710,669	$581,974	$1,513,784
__________
(1)Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.
Branded Pharmaceuticals. The following table displays the significant components of our Branded Pharmaceuticals revenues from external customers (dollars in thousands):

	Successor	Predecessor
	Nine Months Ended September 30, 2024	Period From January 1, 2024 through April 23, 2024	Nine Months Ended September 30, 2023
Specialty Products:
XIAFLEX®	$215,046	$152,638	$327,254
SUPPRELIN® LA	33,648	26,213	73,390
Other Specialty (1)	21,651	21,120	57,282
Total Specialty Products	$270,345	$199,971	$457,926
Established Products:
PERCOCET®	$38,054	$33,892	$78,791
TESTOPEL®	16,986	13,225	32,199
Other Established (2)	37,947	32,626	44,402
Total Established Products	$92,987	$79,743	$155,392
Total Branded Pharmaceuticals (3)	$363,332	$279,714	$613,318
__________
(1)Products included within Other Specialty include AVEED® and NASCOBAL® Nasal Spray.
(2)Products included within Other Established include, but are not limited to, EDEX®.
(3)Individual products presented above represent the top two performing products in each product category and/or any product having revenues in excess of $25 million during any quarter presented for 2024 or 2023.
Specialty Products
The increase in XIAFLEX® revenues for the Successor nine months ended September 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to the Predecessor nine months ended September 30, 2023 was primarily attributable to increased net price of approximately 8% coupled with increased volumes. Approximately 4% of the increased net price is a result of preliminary Inflation Reduction Act vial wastage rebate reserves, reflected for the nine months ended September 30, 2023, that are not reflected for the nine months ended September 30, 2024 or the Predecessor period from January 1, 2024 through April 23, 2024 as a result of XIAFLEX® not being impacted by the final vial wastage rebate determination. Increased volumes of approximately 4% for the Successor nine months ended September 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to the Predecessor nine months ended September 30, 2023 were primarily the result of higher demand.
The decrease in SUPPRELIN® LA revenues for the Successor nine months ended September 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to the Predecessor nine months ended September 30, 2023 was primarily attributable to decreased volumes due to lower demand and overall market contraction, partially offset by increased net price.

The decrease in Other Specialty revenues for the Successor nine months ended September 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to the Predecessor nine months ended September 30, 2023 was primarily attributable to lower volumes of NASCOBAL® Nasal Spray due to product discontinuation.
Established Products
The increase in Established Products revenues for the Successor nine months ended September 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to the Predecessor nine months ended September 30, 2023 was primarily related to a favorable nonrecurring gross-to-net reserve adjustment for previously discontinued products and increased royalties due primarily to the achievement of certain contractual sales-based milestones.
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
Sterile Injectables. The following table displays the significant components of our Sterile Injectables revenues from external customers (dollars in thousands):

	Successor	Predecessor
	Nine Months Ended September 30, 2024	Period From January 1, 2024 through April 23, 2024	Nine Months Ended September 30, 2023
ADRENALIN®	$36,105	$38,601	$75,581
VASOSTRICT®	23,338	34,309	71,197
Other Sterile Injectables (1)	77,159	59,621	186,886
Total Sterile Injectables (2)	$136,602	$132,531	$333,664
__________
(1)Products included within Other Sterile Injectables include, but are not limited to, APLISOL®.
(2)Individual products presented above represent the top two performing products within the Sterile Injectables segment and/or any product having revenues in excess of $25 million during any quarter presented for 2024 or 2023.
The decrease in ADRENALIN® revenues for the Successor nine months ended September 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to the Predecessor nine months ended September 30, 2023 was primarily driven by a 1% decrease to volumes due to the impacts of continued competition.
The decrease in VASOSTRICT® revenues for the Successor nine months ended September 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to the Predecessor nine months ended September 30, 2023 was primarily driven by a 23% cumulative decrease in net price, partially offset by a 4% increase to volumes, reflecting continued competitive pressures.
The decrease in Other Sterile Injectables revenues for the Successor nine months ended September 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to the Predecessor nine months ended September 30, 2023 was primarily attributable to the nonrecurring Novavax Settlement Agreement, which did not recur in 2024, and continued competitive pressures impacting both net price and volumes across multiple products.
Our Sterile Injectables segment is likely to continue to be affected by ongoing competitive pressures. This could result in revenue decreases or otherwise impact future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Generic Pharmaceuticals. The decrease in Generic Pharmaceuticals revenues for the Successor nine months ended September 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to the Predecessor nine months ended September 30, 2023 was primarily attributable to competitive pressures on varenicline tablets and dexlansoprazole delayed release capsules, partially offset by increased revenue from lidocaine patch 5% associated with increased volumes from new business opportunities.
For the nine months ended September 30, 2023, varenicline tablets made up 10% of consolidated total revenues. In both the Successor nine months ended September 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 varenicline tablets made up less than 5% of consolidated total revenues. During the nine months ended September 30, 2023, multiple competitors launched alternative generic versions of varenicline tablets. These launches began to impact both Endo International plc’s market share and product price toward the middle of the first quarter of 2023, and the effects of additional subsequent competition has accelerated both price and volume erosion within the overall market.
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

Segment adjusted income from continuing operations before income tax. The following table displays our Segment adjusted income from continuing operations before income tax (the measure we use to evaluate segment performance) by reportable segment (dollars in thousands):

	Successor	Predecessor
	Nine Months Ended September 30, 2024	Period From January 1, 2024 through April 23, 2024	Nine Months Ended September 30, 2023
Branded Pharmaceuticals	$208,299	$161,592	$317,301
Sterile Injectables	$28,793	$51,977	$138,602
Generic Pharmaceuticals	$45,422	$42,378	$204,148
International Pharmaceuticals	$4,532	$7,735	$15,012
Branded Pharmaceuticals. The increase in Segment adjusted income from continuing operations before income tax for the Successor nine months ended September 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to the Predecessor nine months ended September 30, 2023 was primarily attributable to the gross margin effects of the increased revenues further described above.
Sterile Injectables. The decrease in Segment adjusted income from continuing operations before income tax for the Successor nine months ended September 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to the Predecessor nine months ended September 30, 2023 was primarily attributable to the gross margin effects of the decreased revenues further described above.
Generic Pharmaceuticals. The decrease in Segment adjusted income from continuing operations before income tax for the Successor nine months ended September 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to the Predecessor nine months ended September 30, 2023 was primarily attributable to the gross margin effects of the decreased revenues, further described above, and product mix.
LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations and access to our $400 million revolving credit facility (as described further below and elsewhere in this report), which remains undrawn at September 30, 2024. Cash and cash equivalents, which primarily consisted of bank deposits and money market accounts, totaled $367.6 million at September 30, 2024 compared to $777.9 million at December 31, 2023. Our principal liquidity requirements are primarily for working capital for operations, licenses, capital expenditures, mergers and acquisitions (including upfront and milestone payments to third parties), income taxes and debt service payments including principal and interest payments on the Exit Financing Debt. We believe our principal sources of liquidity and cash on hand will be sufficient to meet our principal liquidity requirements for the next twelve months from the date of issuance of the Condensed Consolidated Financial Statements, included elsewhere in this Form 10-Q.
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

Indebtedness. In connection with the Plan, Endo, Inc. incurred indebtedness of $2.5 billion related to the Exit Financing Debt. No amounts were drawn on the revolving credit facility on the Effective Date or thereafter. Refer to Note 2. Effectiveness of the Plan of Reorganization and Note 14. Debt for additional information about the Endo, Inc. Exit Financing Debt, including a summary of key terms, including applicable interest rates and maturities over the next five fiscal years. Prior to the Effective Date, Endo International plc and certain of its subsidiaries were party to an amended and restated credit agreement, dated as of March 25, 2021, also referred to herein, as amended, restated, amended and restated, supplemental or otherwise modified from time to time, the Predecessor Credit Agreement, governing the Predecessor Credit Facilities and the indentures governing various senior secured and senior unsecured notes. Refer to Note 2. Effectiveness of the Plan of Reorganization and Note 14. Debt of the Condensed Consolidated Financial Statements for a discussion of the Predecessor’s indebtedness, including the resolution of claims related to these obligations.
Working capital. The components of our working capital and our liquidity at September 30, 2024 and December 31, 2023 are below (dollars in thousands):

	Successor	Predecessor
	September 30, 2024	December 31, 2023
Total current assets	$1,526,763	$1,668,501
Less: total current liabilities	546,744	538,794
Working capital	$980,019	$1,129,707
Current ratio (total current assets divided by total current liabilities)	2.8:1	3.1:1
Working capital decreased by $149.7 million from December 31, 2023 to September 30, 2024. During this period, working capital was impacted from the favorable impacts to: (i) net current assets resulting from revenues and gross margins, excluding the non-cash impacts from the amortization of inventory step up, which are further described above; and (ii) inventory resulting from the step up of inventory to fair value as a result of fresh start accounting. These benefits were more than offset by, among other things, the following current period activity: (i) Adequate protection payments of $192.3 million; (ii) payments made pursuant to the Plan on the Effective Date in excess of the net cash from financing activities, including the Exit Financing Debt, First Lien Rights Offering and GUC Rights Offering; and (iii) Capital expenditures, net of Proceeds from the U.S. Government Cooperative Agreement, of $33.2 million.
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
The following table summarizes our Condensed Consolidated Statements of Cash Flows (in thousands):

	Successor	Predecessor
	Nine Months Ended September 30, 2024	Period From January 1, 2024 through April 23, 2024	Nine Months Ended September 30, 2023
Net cash flow provided by (used in):
Operating activities	$83,486	$(744,641)	$320,041
Investing activities	(19,240)	(10,585)	(38,147)
Financing activities	(7,072)	123,608	(454,871)
Effect of foreign exchange rate	887	(1,998)	(20)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$58,061	$(633,616)	$(172,997)
Operating activities. Net cash provided by operating activities of the Successor for the nine months ended September 30, 2024 represents the cash receipts and cash disbursements from all of our activities other than investing activities and financing activities. Changes in cash from operating activities reflect, among other things, the timing of cash collections from customers, payments to suppliers, managed care organizations, government agencies, collaborative partners and employees in the ordinary course of business, as well as the timing and amount of cash payments and/or receipts related to interest, litigation-related matters, restructurings, reorganization items, income taxes and certain other items.

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
Investing activities. Net cash used in investing activities for the Successor nine months ended September 30, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 reflect a decrease in Capital expenditures spending, partially offset by a decrease in Proceeds from the U.S. Government Cooperative Agreement.
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
During the Predecessor nine months ended September 30, 2023, Net cash used in financing activities primarily related to Adequate protection payments of $445.5 million.
Cash Requirements for Contractual and Other Obligations. For information about our cash requirements for contractual and other obligations as of September 30, 2024, refer to the annual financial statements of Endo International plc within the Company’s Prospectus filed in connection with the Registration Statement as well as in Note 2. Effectiveness of the Plan of Reorganization and Note 14. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1.
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
Our estimate for returns and allowances may be impacted by a number of factors, but the principal factor relates to the level of inventory in the distribution channel. Where available, we utilize information received from our wholesaler customers about the quantities of inventory held, including the information received pursuant to DSAs, which we have not independently verified. For other customers, we have estimated inventory held based on buying patterns. In addition, we evaluate market conditions for products primarily through the analysis of wholesaler and other third-party sell-through data, as well as internally-generated information, to assess factors that could impact expected product demand at the estimate date. As of September 30, 2024, we believe that our estimates of the level of inventory held by our customers is within a reasonable range as compared to both historical amounts and expected demand for each respective product.
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
Valuation of long-lived assets
As of September 30, 2024, our combined long-lived assets balance, including property, plant and equipment and finite-lived intangible assets, is approximately $2.4 billion. Our finite-lived intangible assets consist of marketed products and license rights, as described below.
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

Long-lived assets are generally initially recorded at fair value if acquired in a business combination, or at cost if acquired in an asset acquisition. To the extent any such asset is deemed to have a finite life and to be held and used, it is amortized over its estimated useful life using either the straight-line method or, in the case of certain assets in certain situations, an accelerated amortization model if such model better reflects the consumption of benefits of the asset. The values of these various assets are subject to continuing scientific, medical and marketplace uncertainty. Factors giving rise to our initial estimate of useful lives are subject to change. Significant changes to any of these factors may result in adjustments to the useful life of the asset and an acceleration of related amortization expense, which could cause our Net (loss) income and Net (loss) income per share to decrease (increase). Amortization expense is not recorded on assets held for sale.
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
Our reviews of long-lived assets during the periods covered by this report did not result in any material impairment charges; however, the Predecessor incurred significant impairment charges of our long-lived assets in the past. As of September 30, 2024, the carrying amount of our intangible assets associated with marketed products and license rights totaled approximately $1,824.2 million. Given the significance of our long-lived asset balances, including our intangible assets, we may be subject to future impairment charges which could have a material adverse impact on our financial position and results of operations. Our impairment charges relating to long-lived assets were generally based on fair value estimates determined using discounted cash flow models or, in the case of disposal groups, a market approach. When testing a long-lived asset using a discounted cash flow model, we utilize assumptions related to the future operating performance of the corresponding product based on management’s annual and ongoing budgeting, forecasting and planning processes, which represent our best estimate of future cash flows. These estimates are subject to many assumptions, such as the economic environment in which we operate, demand for our products, competitor actions and factors which could affect our tax rate. Estimated future pre-tax cash flows are adjusted for taxes using a market participant tax rate and discounted to present value using a market participant weighted average cost of capital. Financial and credit market volatility directly impacts certain inputs and assumptions used to develop the weighted average cost of capital such as the risk-free interest rate, industry beta, debt interest rate and certain capital structure considerations. These assumptions are based on significant inputs and judgments not observable in the market, and thus represent Level 3 measurements within the fair value hierarchy. The use of different inputs and assumptions would increase or decrease our estimated discounted future cash flows, the resulting estimated fair values and the amounts of our related impairments, if any. There were no intangible long-lived assets impaired during the periods presented in this report.
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
There were no impairments of goodwill or indefinite-lived intangible assets during the periods covered by this report; however, the Predecessor incurred significant goodwill and indefinite-lived intangible asset impairment charges in the past. As of September 30, 2024, we had no goodwill and the carrying amount of our indefinite-lived intangible assets totaled approximately $294.1 million. Given the significance of our indefinite-lived intangible asset balances we may be subject to future impairment charges which could have a material adverse impact on our financial position and results of operations.
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
If applicable, when testing goodwill for impairment, we also assess the reasonableness of the calculated fair values of our reporting units by comparing the sum of the reporting units’ fair values to our market capitalization, together with the aggregate estimated fair value of our debt, and/or other observable data points, such as various preliminary indications of value ranges within documents filed with the Bankruptcy Court. We use this comparison to calculate an implied control premium (the excess sum of the reporting units’ fair values over Endo’s market capitalization, together with the aggregate estimated fair value of its debt, and/or observable bids) or an implied control discount (the excess of our market capitalization, together with the aggregate estimated fair value of its debt, and/or observable bids over the sum of the reporting units’ fair values). We evaluate the implied control premium or discount by comparing it to control premiums or discounts of recent comparable market transactions, as applicable. If the control premium or discount is not reasonable in light of comparable recent transactions, or recent movements in the Company’s share price and/or the aggregate estimated fair value of its debt, we reevaluate the fair value estimates of the reporting units to determine whether it is appropriate to adjust discount rates and/or other assumptions. This re-evaluation could correlate to different implied fair values for certain or all of the Company’s reporting units.
Our business is subject to various risks and uncertainties, including those described above and in Note 10. Goodwill and Other Intangibles of the Condensed Consolidated Financial Statements included in Part I, Item 1. If actual results for our business differ from our expectations, as a result of these or other risks and uncertainties, and/or if we make related changes to our projected future cash flows, such changes could result in impairment charges that could be material.
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
We make an evaluation at the end of each reporting period as to whether or not some or all of the undistributed earnings of our subsidiaries are indefinitely reinvested. Refer to Note 19. Income Taxes in the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for information about our evaluation for the current reporting period and certain associated risks and uncertainties.
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
Due to the fact that loss contingencies are inherently unpredictable, our determination of the probability of loss and the estimated amount of any such loss involve significant judgment. When assessing the probability of loss and the estimate of potential loss we take into account all information available to us, including but not limited to the nature and specific facts of the relevant contingency, the merits of our and our counterparty’s legal arguments, our experience with similar current or past contingencies, publicly available information regarding the losses incurred by other companies for similar matters and, in the case of litigation matters involving our products, the nature of the product and the current assessment of the science subject to the proceeding. We also evaluate the likelihood of reaching a settlement agreement, taking into account the costs and risks and uncertainties that may be involved in litigating a dispute.
Our most significant loss contingencies have historically related to litigation claims against us. In order to evaluate whether a litigation claim is probable of loss, it is necessary to have sufficient information about the claim. Without access to and review of such information, we may not be in a position to determine whether a loss is probable. Further, the timing and extent to which we obtain any such information, and our evaluation thereof, is often impacted by items outside of our control including, without limitation, the normal cadence of the litigation process and the provision of claim information to us by plaintiff’s counsel. Accordingly, our assessment of the probability of loss and our estimates of the amount of such losses, if applicable, may change as we receive additional information and/or become aware of additional asserted or unasserted claims against us and such claims proceed to trial, there is a possibility that we could suffer adverse decisions or verdicts of substantial amounts which could be in excess of amounts previously accrued for, if any. Any changes to our liabilities for legal proceedings could have a material adverse effect on our business, financial condition, results of operations and cash flows.
As of September 30, 2024, our accrual for loss contingencies totaled $7.5 million, which represents the present value of remaining future payment obligations associated with the resolutions reached prior to the Effective Date between the Predecessor and the FCR.
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
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate indebtedness associated with our New Credit Facilities. Borrowings under the New Credit Facilities may from time to time require payments calculated using variable rates, in certain cases subject to a floor. At September 30, 2024, a hypothetical 1% increase in the applicable rate over any applicable floor would have resulted in the incurrence of $15 million of incremental payments (representing the annual rate of incurrence) related to our variable-rate debt borrowings.
As of September 30, 2024, there are no other assets or liabilities with significant interest rate sensitivity.

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
The assets and liabilities of certain of our international subsidiaries are also translated to U.S. dollars at period-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in Accumulated other comprehensive income (loss). Gains and losses on foreign currency transactions and short-term intercompany receivables from foreign subsidiaries are included in Other expense, net in the Condensed Consolidated Statements of Operations. Refer to Note 18. Other Expense (Income), Net of the Condensed Consolidated Financial Statements included in Part I, Item 1 for the amounts of Foreign currency loss, net.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2024. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer each concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
•The Drug Enforcement Administration (DEA) could limit the availability of active ingredients and the production of products.
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
In addition, in August 2022, the United States enacted the Inflation Reduction Act of 2022, as amended (the IRA). Subject to subsequent rulemaking, this act, among other changes: (i) gives HHS the ability and authority to directly negotiate with manufacturers the price that Medicare will pay for certain drugs; (ii) requires manufacturers of certain Part B and Part D drugs to issue rebates to HHS based on certain calculations and triggers, such as when drug price increases outpace the rate of inflation; (iii) places certain limitations on out-of-pocket spending for Medicare Part D enrollees; (iv) implements a 15% corporate alternative minimum tax on book income on corporations whose average annual adjusted financial statement income during the most recently-completed three-year period exceeds $1.0 billion; (v) implements a 1% excise tax on net stock repurchases; and (vi) implements several tax incentives to promote clean energy. These provisions started taking effect incrementally in late 2022 and currently are subject to various legal challenges. For example, CMS has released initial revised guidance addressing the Medicare Part B and Medicare Part D inflation rebate provisions of the IRA. In addition, in June 2023, CMS released revised guidance setting forth the requirements and procedures for implementing the Medicare Drug Price Negotiation Program for the first round of drug pricing evaluations, which occurred in 2023 and will continue in 2024, resulting in prices effective in 2026; our revenues may be significantly impacted if one or more of our products are eventually selected for evaluation under this program. While the impact of the IRA was not material to us in 2022 or 2023, we are continuing to evaluate the act and its requirements, as well as any potential impact on our business. It is possible that the act will have a material adverse effect on our business, financial condition, results of operations and cash flows in the future.
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
We primarily sell our products to wholesalers, retail drug store chains, supermarket chains, mass merchandisers, distributors, mail order accounts, hospitals and/or government agencies. Our wholesalers and/or distributors purchase products from us and, in turn, supply products to retail drug store chains, independent pharmacies, hospitals, long-term care facilities, clinics, home infusion pharmacies, government facilities and MCOs. Our current customer group reflects significant consolidation in recent years, marked by mergers and acquisitions and other alliances. Consolidations and joint purchasing arrangements have resulted in increased pricing and other competitive pressures on pharmaceutical companies, including us. Additionally, the emergence of large buying groups representing independent retail pharmacies and other distributors and the prevalence and influence of MCOs and similar institutions have increased the negotiating power of these groups, enabling them to attempt to extract various demands, including without limitation, price discounts, rebates and other restrictive pricing terms. These competitive trends could continue in the future and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Refer to the Company’s Registration Statement for additional information about the customers that have contributed more than 10% or more of total consolidated revenues for the years ended December 31, 2023, 2022 and 2021.
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
Our and our vendors’ information technology operations are spread across multiple, sometimes inconsistent platforms, which pose difficulties in maintaining data integrity across systems. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional or improper dissemination or destruction of confidential information stored in our systems. In the past, we have been subject to cyber-attacks along with our vendors and we expect that cyber-attacks will continue to occur in the future.
Any breach of our security measures or the security measures of our vendors, or the loss, disclosure, dissemination, misappropriation or misuse of trade secrets, proprietary information or other confidential information, whether as a result of theft, fraud, cyber-attacks, hacking, trickery or other forms of deception or any other cause, could enable others to produce competing products, use our proprietary technology or information and/or adversely affect our business position. Further, any such interruption, security breach, loss or disclosure of confidential, proprietary or personal information could result in financial, legal, business and reputational harm to our company and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The risks related to our global operations may adversely impact our revenues, results of operations and financial condition.
In the Predecessor period from January 1, 2024 through April 23, 2024 and the nine months ended September 30, 2024 of the Successor, approximately 4% of the business’s total revenues were from customers outside the United States. In the year ended December 31, 2023, approximately 4% of the Predecessor business’s total revenues were from customers outside the United States. Some of these sales were to governmental entities and other organizations with extended payment terms. Conducting business internationally, including the sourcing, manufacturing, development, sale and distribution of our products and services across international borders, subjects us to extensive U.S. and foreign governmental trade regulations, such as various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act (the FCPA), export control laws, customs and import laws and anti-boycott laws. The FCPA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. We cannot provide assurance that our internal controls and procedures will always protect us from criminal acts committed by our employees or third parties with whom we work. If we are found liable for violations of the FCPA or other applicable laws and regulations, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, we could suffer significant criminal, civil and administrative penalties, including, but not limited to, imprisonment of individuals, fines, denial of export privileges, seizure of shipments, restrictions on certain business activities and exclusion or debarment from government contracting, as well as reputational harm. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.
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
In addition, countries in which we operate have agreed to implement aspects of the “Two Pillars Solution,” an Organisation for Economic Co-operation and Development (OECD)/G20 Inclusive Framework initiative, which aims to reform the international taxation policies and ensure that multinational companies pay taxes wherever they operate and generate profits. “Pillar Two” of this initiative generally provides for an effective global minimum corporate tax rate of 15% on profits generated by multinational companies with consolidated revenues of at least €750 million, calculated on a country-by-country basis. This minimum tax would be applied on profits in any jurisdiction wherever the effective tax rate, determined on a jurisdictional basis, is below 15%. The OECD and its members are still working on the coordinated implementation of the minimum tax. Although this initiative is subject to further developments in the countries where we operate, it is currently in force in various jurisdictions, including Ireland, the European Union and Canada for fiscal years commenced on January 1, 2024. Any minimum tax may have a negative impact on our financial condition, results of operations and cash flows.

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
Goodwill and other intangibles have historically represented a significant portion of the Predecessor assets. As of September 30, 2024 and December 31, 2023, indefinite-lived intangibles, including goodwill, and other intangibles comprised approximately 45% and 55%, respectively, of total assets. The valuation of identified tangible and intangible assets in connection with the application of fresh start accounting is reflected in Note 3. Fresh Start Accounting in Part I, Item 1 of this report. Indefinite-lived intangible assets are subject to impairment tests at least annually. Additionally, impairment tests must be performed for certain assets whenever events or changes in circumstances indicate such assets’ carrying amounts may not be recoverable.
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
Our borrowings under the new revolving credit facility and new term loan facility are at variable rates of interest, exposing us to interest rate risks. Any future borrowings could also be at variable rates. We will be exposed to the risk of rising interest rates to the extent that we fund our operations with short-term or variable-rate borrowings. As of September 30, 2024, we had debt with an aggregate principal amount totaling $2.5 billion, including $1.5 billion of floating-rate debt under the new term loan facility. If the Secured Overnight Financing Rate (SOFR) increases in the future, such increases in interest expense on our floating-rate debt could have a material adverse effect on our interest expense.
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
We are and may in the future be involved in patent litigations in which generic companies challenge the validity or enforceability of our products’ listed patents and/or the applicability of these patents to the generic applicant’s products. Likewise, we are and may in the future be involved in patent litigations in which we challenge the validity or enforceability of innovator companies’ listed patents and/or their applicability to our generic products. Therefore, settling patent litigations has been and is likely to continue to be part of our business. Parties to such settlement agreements in the U.S., including us, are required by law to file them with the FTC and the Antitrust Division of the DOJ for review. In some instances, the FTC has brought actions against brand and generic companies that have entered into such agreements, alleging that they violate antitrust laws. Even in the absence of an FTC challenge, other governmental or private litigants may assert antitrust or other claims relating to such agreements. We may receive formal or informal requests from the FTC or other governmental entities for information about any such settlement agreement we enter into or about other matters, and there is a risk that the FTC or other governmental or private litigants may commence an action against us alleging violation of antitrust laws or other claims.
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

Sanctions for violating these laws include criminal penalties and civil sanctions and possible exclusion from federally funded healthcare programs such as Medicare and Medicaid, as well as potential liability under the FCA, and applicable state false claims acts. There can be no assurance that our practices will not be challenged under these laws in the future, that changes in these laws or interpretation of these laws would not give rise to new challenges of our practices or that any such challenge would not have a material adverse effect on our business, financial condition, results of operations and cash flows. Law enforcement agencies sometimes initiate investigations into sales, marketing and/or pricing practices based on preliminary information or evidence, and such investigations can be and often are closed without any enforcement action. Nevertheless, these types of investigations and any related litigation can result in: (i) large expenditures of cash for legal fees, payment of penalties and compliance activities; (ii) limitations on operations; (iii) diversion of management resources; (iv) injury to our reputation; and (v) decreased demand for our products.
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
There has also been increased enforcement activity and litigation in the United States related to privacy and data security breaches. A violation of these laws or regulations by us or our third-party vendors, which has occurred in the past and may occur in the future, could subject us to penalties, fines, sanctions, liability and/or possible exclusion from Medicare or Medicaid and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
The success of our business heavily relies on our key personnel, including our senior executive team which is led by our recently appointed Interim CEO. Attracting and retaining key personnel, including a Chief Executive Officer, is highly competitive and we may face specific challenges related to ongoing business uncertainties and potential organizational changes. If key personnel resign, retire or are otherwise unavailable, we may face significant productivity declines. Our failure or inability to attract and retain key personnel, or to successfully complete our CEO transition, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We have substantial indebtedness following consummation of the Plan which may adversely affect our financial position and operating flexibility.
We have a substantial amount of indebtedness. In connection with the consummation of the Plan, we incurred indebtedness of $2.5 billion, consisting of a $1.5 billion senior secured term loan facility, a $0.4 billion superpriority senior secured revolving credit facility that was undrawn as of September 30, 2024 and $1.0 billion aggregate principal amount of senior secured notes. This substantial amount of indebtedness could have important consequences to us, including:
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
As part of the global resolution reached by the Debtors with the DOJ with respect to claims filed in the Chapter 11 Cases by the United States of America (the U.S. Government Economic Settlement), EHSI agreed to enter into a civil False Claims Act settlement, to plead guilty to a single misdemeanor strict liability violation of the FFDCA, and to be excluded from participating in U.S. federal healthcare programs, such as Medicare and Medicaid. EHSI is a Debtor entity that is not part of the reorganized company. EHSI will be liquidated at the appropriate time following the Effective Date and will subsequently cease to exist. EHSI is the only party to the aforementioned criminal and civil resolutions. While we would view any administrative action as unnecessary under the circumstances and we are working proactively to address and prevent such an occurrence, there are no assurances that federal, state and/or other regulatory bodies will not react to EHSI’s civil settlement and criminal plea by seeking to take additional administrative action, including suspension, proposed debarment, debarment and/or other exclusionary action(s), against other Debtor entities, Endo, Inc. and/or any of their affiliates. The precise timing for the resolution of these potential administrative actions is unpredictable and varies based upon the regulatory body involved. Any such adverse administrative action could have a material adverse effect on the subject entity’s business, financial condition, results of operations and cash flows, among other collateral consequences.
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
Our common stock is quoted on the OTCQX® Best Market (OTCQX), where it has been trading since June 28, 2024. The trading price of our common stock is likely to be volatile and could be subject to wide fluctuations in response to many risk factors described in this section, and others beyond our control, including:
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
Our common stock is currently quoted and trades on OTCQX and we expect to pursue a listing of our common stock on a national securities exchange. However, we cannot assure you when, if at all, our common stock may be listed on a national securities exchange. Prior to trading on OTCQX, there was no public market for our common stock; the trading history of our common stock on OTCQX and the trading history of Endo International plc may not be indicative of the potential liquidity of our common stock. Moreover, we have not consulted with existing stockholders regarding their desire or plans to sell our common stock on OTCQX or following a potential listing on a national securities exchange or discussed with potential investors their intentions to buy our common stock on OTCQX or following a potential listing on a national securities exchange. Existing stockholders may decide not to sell any of their shares of our common stock and there may be a lack of supply of, or demand for, our common stock on OTCQX or a national securities exchange, following a potential listing. Conversely, existing stockholders may decide to sell all of their shares of our common stock, resulting in an excess supply of our common stock on OTCQX or a national securities exchange, following a potential listing. In the case of a lack of supply of our common stock, the trading price of our common stock may rise to an unsustainable level. Further, institutional investors may be discouraged from purchasing our common stock if they are unable to purchase a block of our common stock in the open market in a sufficient size for their investment objectives due to a potential unwillingness of our existing stockholders to sell a sufficient amount of common stock at the price offered by such institutional investors and the greater influence individual investors have in setting the trading price. If institutional investors are unable to purchase our common stock in a sufficient amount for their investment objectives, the market for our common stock may be more volatile without the influence of long-term institutional investors holding significant amounts of our common stock. In the case of a lack of demand for our common stock, the trading price of our common stock could decline significantly and rapidly after our quotation on OTCQX or potential listing on a national securities exchange. Therefore, an active, liquid and orderly trading market for our common stock may not develop or be sustained, which could significantly depress the trading price of our common stock and/or result in significant volatility, which could affect your ability to sell your shares of our common stock.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
During the three months ended September 30, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
		333-280767	S-1/A	July 26, 2024
10.13+	Interim CEO Letter, dated as of August 26, 2024, between Endo, Inc. and Scott Hirsch	333-280767	8-K	August 27, 2024
10.14+	Form of 2024 Retention and Performance Award Notice.	333-280767	8-K	October 4, 2024
10.15+	Form of Employee RSU Award Notice under Endo, Inc.’s 2024 Stock Incentive Plan.	333-280767	8-K	October 4, 2024
10.16+	Form of Director RSU Award Notice under Endo, Inc.’s 2024 Stock Incentive Plan.	333-280767	8-K	October 4, 2024
10.17+	Form of Employee PSU Award Notice under Endo, Inc.’s 2024 Stock Incentive Plan.	333-280767	8-K	October 4, 2024
22.1	List of Issuer and Guarantor Subsidiaries of Endo, Inc.	333-280767	S-1	July 12, 2024
31.1	Certification of the President and Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Not applicable; filed herewith
31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Not applicable; filed herewith
32.1	Certification of the President and Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Not applicable; furnished herewith
32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Not applicable; furnished herewith
101.INS	iXBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Not applicable; submitted herewith
101.SCH	iXBRL Taxonomy Extension Schema Document.	Not applicable; submitted herewith
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document.	Not applicable; submitted herewith
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document.	Not applicable; submitted herewith
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.	Not applicable; submitted herewith
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.	Not applicable; submitted herewith
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.	Not applicable; submitted herewith

#	Schedules, exhibits and similar attachments to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
+	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

ENDO, INC.
(Registrant)

/S/ SCOTT A. HIRSCH
Name:	Scott A. Hirsch
Title:	Interim President and Chief Executive Officer
(Principal Executive Officer)

/S/ MARK T. BRADLEY
Name:	Mark T. Bradley
Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: November 5, 2024