Form 10-K
period 2024-12-31
Endo, Inc.
filed 2025-03-13
CIK 2008861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-K
____________________________________________________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to
Commission file number 333-280767
____________________________________________________________________________________________
Endo, Inc.
(Exact name of registrant as specified in its charter)
____________________________________________________________________________________________

Delaware		30-1390281
State or other jurisdiction of incorporation or organization		(I.R.S. Employer Identification No.)

9 Great Valley Parkway
Malvern,	PA	19355
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: +1 (484) 216-0000

1400 Atwater Drive
Malvern, PA 19355
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None (1)
(1) On June 28, 2024, Endo, Inc. common stock was quoted and began trading on the OTCQX® Best Market under the symbol “NDOI.”
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.				☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.				☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.				☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).				☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.	Yes	☒	No	☐

The aggregate market value of the voting common equity (common shares) held by non-affiliates as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,490,249,283 based on a closing sale price of $28.25 per share as reported on the over-the-counter market on that date. Common shares held by each officer and director have been excluded since such persons and beneficial owners may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no non-voting common shares authorized or outstanding.

The number of common shares, nominal value $0.001 per share outstanding as of March 4, 2025 was 76,211,329.

ENDO, INC.
INDEX TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

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
Because these forward-looking statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties including, without limitation, the impacts of competition such as those related to XIAFLEX® and other branded, sterile injectable and generic products; technological advances and patents obtained by competitors; our ability to develop or expand our product pipeline and to launch new products and to continue to develop the market for XIAFLEX® and other branded, sterile injectable or generic products; the timing and uncertainty of the results of both the research and development (R&D) and regulatory processes, including regulatory approvals, product recalls, withdrawals and other unusual items; our ability to obtain and maintain adequate protection for our intellectual property rights; the success of any acquisition, licensing or commercialization; the uncertainty associated with the identification of and successful consummation and execution of external corporate development initiatives and strategic partnering transactions; the performance of third parties upon whom we rely for goods and services; the impact that known and unknown side effects may have on market perception and consumer preference; the performance, including the approval, introduction and consumer and physician acceptance of new products and the continuing acceptance of currently marketed products; the effectiveness of advertising and other promotional campaigns; changing competitive, market and regulatory conditions; the timely and successful implementation of any strategic and/or optimization initiatives; changes in legislation or regulations; issues associated with our supply chain; our ability to obtain and successfully manufacture, maintain and distribute a sufficient supply of products to meet market demand in a timely manner; domestic and foreign health care and cost containment reforms, including government pricing, tax and reimbursement policies; supply chain issues; the timing or results of any potential future litigation, investigations, claims, actual or contingent liabilities; and the other risks and uncertainties more fully described under the caption “Risk Factors” in Part I, Item 1A of this report and in other reports that we file with the Securities and Exchange Commission (SEC).
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
We do not undertake any obligation to update our forward-looking statements after the date of this document for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities laws. Also note that, in Part I, Item 1A “Risk Factors” of this report, we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by Section 27A of the Securities Act and Section 21E of the Exchange Act. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this to be a complete discussion of all potential risks or uncertainties.
i

PART I
Item 1.        Business
Overview
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
Endo, Inc. is a diversified pharmaceutical company. Endo, Inc. was incorporated on December 5, 2023 for the express purpose of completing the transactions contemplated in the Plan (as defined below) and Purchase and Sale Agreement (PSA), which was entered into among Endo, Inc., certain other applicable purchaser entities, certain Debtors (as defined below) and certain non-debtor affiliates. From its formation on December 5, 2023 through the Effective Date, Endo, Inc. had no operations or business transactions or activities other than those taken in furtherance of the transactions contemplated by the Plan including in connection with the incurrence of the Exit Financing Debt (as defined below) and those incidental to the preparation of its Registration Statement on Form S-1, as amended, filed with the SEC on July 26, 2024 (the Registration Statement). Accordingly, all incidental charges were capitalized in Endo, Inc.’s Condensed Consolidated Balance Sheet as incurred, primarily concentrated in the lead up to, or on, the Effective Date and, where applicable, reflected as Reorganization Adjustments (as defined below) in the application of fresh start accounting. Immediately prior to the consummation of the Plan, Endo, Inc. had approximately $8 million of assets and liabilities in connection with Exit Financing Debt activities. Endo, Inc. had no other assets, liabilities or operating costs prior to the consummation of the Plan. As of the Effective Date, and continuing through the date of this report, Endo, Inc. was a holding company and all of its business was conducted through its subsidiaries, and the financial results of such subsidiaries are consolidated in its financial statements.
Our common stock is currently traded on the OTCQX® Best Market under the ticker symbol “NDOI.” References throughout to “common stock” refer to Endo, Inc.’s common stock (1,000,000,000 authorized, par value of $0.001 per share).
Prior to cancellation on the Effective Date, “ordinary shares,” which previously traded on the Nasdaq Global Select Market under the ticker symbol “ENDP” and over-the-counter market using the ticker symbol “ENDPQ” refer to Endo International plc’s ordinary shares (1,000,000,000 authorized, par value of $0.0001 per share). In addition, Endo International plc had 4,000,000 euro deferred shares outstanding (par value of $0.01 per share).
Equity holders of Endo, Inc.’s common stock and Endo International plc’s ordinary shares are referenced throughout as “shareholders” and/or “stockholders.”
The address of Endo, Inc.’s headquarters is 9 Great Valley Parkway, Malvern, Pennsylvania, 19355 (telephone number: +1 (484) 216-0000).
Our focus is on pharmaceutical products and we target areas where we believe we can build leading positions. Our operating model is based on a lean and nimble structure, the rational allocation of capital and an emphasis on high-value R&D targets. While our primary focus is on organic growth, we evaluate and, where appropriate, execute on opportunities to expand through the licensing or acquisition of products or companies in areas that we believe serve patients and customers while offering attractive growth characteristics and margins. We believe our operating model and the execution of our corporate strategy will enable us to create shareholder value over the long-term.
The four reportable business segments in which we operate are: (1) Branded Pharmaceuticals, (2) Sterile Injectables, (3) Generic Pharmaceuticals and (4) International Pharmaceuticals. Additional information about our reportable business segments is included throughout this Part I. The results of operations of our reportable business segments are discussed in Part II, Item 7 of this report “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “RESULTS OF OPERATIONS.” These reportable business segments generated total revenues of $1.18 billion, $0.58 billion, $2.01 billion and $2.32 billion during the Successor year ended December, 31, 2024, the Predecessor period January 1, 2024 through April 23, 2024, the year ended December 31, 2023 (Predecessor) and the year ended December 31, 2022 (Predecessor), respectively.
For branded products, which we sell primarily through our Branded Pharmaceuticals and Sterile Injectables segments, we seek to invest in products or product candidates that have inherent scientific, regulatory, legal and technical complexities and market such products under recognizable brand names that are trademarked. For products we develop for the U.S. market, after the completion of required clinical trials and testing, we seek approvals from regulatory bodies such as through the submission of New Drug Applications (NDAs) or Biologics License Applications (BLAs) to the U.S. Food and Drug Administration (FDA). We believe that our patents, the protection of discoveries in connection with our development activities, our proprietary products, technologies, processes, trade secrets, know-how, innovations and all of our intellectual property are important to our business and achieving a competitive position. However, there can be no assurance that any of our patents, licenses or other intellectual property rights will afford us any protection from competition. Additional information is included throughout this Part I, Item 1.

Generic products are the pharmaceutical and therapeutic equivalents of branded products and are generally sold under their generic (chemical) names rather than their brand names. For generic products, which we sell primarily through our Sterile Injectables and Generic Pharmaceuticals segments, our focus is on high-barrier-to-entry products, with an emphasis on complex sterile injectable products, such as ready-to-use (RTU) products, and first-to-file or first-to-market opportunities that are difficult to formulate or manufacture or face complex legal and regulatory challenges. In the U.S., first-to-file products refer to generic products for which the Abbreviated New Drug Applications (ANDAs) containing patent challenges (or Paragraph IV certifications) to the corresponding branded products’ listed patents were the first to be filed with the FDA. In the U.S., manufacturers that launch first-to-file products, after success in litigating or otherwise resolving related patent challenges, and receiving final FDA approval, have the opportunity for 180 days of generic marketing exclusivity from competing generic products other than authorized generics. First-to-market products refer to products that are the first marketed generic equivalents of the corresponding branded products for reasons apart from statutory marketing exclusivity. This can occur, for example, when a generic product is difficult to formulate or manufacture. First-to-market products allow manufacturers to mitigate risks from competitive pressures commonly associated with commoditized generic products. Additional information is included throughout this Part I, Item 1.
The Chapter 11 Restructuring
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
The Bankruptcy Court confirmed the Plan on March 19, 2024, and the Debtors satisfied all conditions required for the Plan effectiveness (the Effective Date) on April 23, 2024. Pursuant to the Plan and the PSA, Endo, Inc. acquired from the Debtors substantially all of the assets, as well as certain equity interests of the Debtors and non-debtor affiliates and assumed certain liabilities of Endo International plc. Endo International plc will be dissolved in connection with the consummation of the Plan.
Our Business Strategy
Our strategy is driven by our aspiration to be a vibrant, growing, diversified pharmaceutical company delivering innovative, life-enhancing products. We are focused on driving long-term growth and value creation for our stakeholders through our diversified and durable portfolio of businesses, advancing product development, pursuing manufacturing and commercialization excellence and supporting a collaborative growth-minded culture committed to quality & compliance.
Diversified and Durable Portfolio of Businesses: We strategically invest to strengthen our portfolio for sustainable growth. For our Branded Pharmaceuticals segment, this includes driving sustained long-term growth in XIAFLEX® through focused investment, successfully leveraging the XIAFLEX® pipeline-in-a-product platform to pursue new indications that will provide a more fulsome suite of non-surgical solutions to treat musculoskeletal conditions, and targeting external opportunities in urology, orthopedics and adjacent areas that can leverage existing commercial capabilities to accelerate growth. For our Sterile Injectables segment, this includes growing the product portfolio through the addition of differentiated and durable product opportunities and successfully launching new products that address our customers’ needs. For our Generic Pharmaceuticals and International Pharmaceuticals segments, this includes limited opportunistic investments that will help to deliver durable future cash flows which can be used to fund the core growth areas.
Manufacturing and Commercial Excellence: Over the last several years, we have expanded and modernized our internal Sterile Injectables manufacturing capabilities, rationalized our Generic Pharmaceuticals manufacturing network and transformed our general and administrative functions. We intend to continue to invest to enhance those capabilities that are aligned with the growth strategies for our segments, particularly those capabilities that are necessary to support the continued development and manufacturing of more complex and differentiated sterile injectable products. We will also continue to execute initiatives to increase productivity and efficiencies, including with respect to the adoption and use of new technology that has the potential to meaningfully transform how we work. However, given our prior investments to expand and modernize our manufacturing network, we are not currently planning any meaningful capital expenditures for further expansion in the near term.
High Performing Culture: We are dedicated to fostering an environment that promotes a highly engaged, inclusive and high-performing culture for our team, aligned with our collaborative growth-minded culture and commitment to quality & compliance. Additionally, we are committed to adopting responsible business practices that seek to promote the safe, efficient and responsible use of global resources, both directly and through our suppliers and logistics partners.
We intend to follow a disciplined approach to capital allocation to achieve our aspiration. First, we will fund organic growth through investments in promotional efforts to support on-market non-opioid products, development efforts to support our pipeline growth and capital improvements to support our manufacturing network. Next, we will pursue selective acquisitions or business development opportunities to expand our portfolio in our core growth areas and accelerate growth. Finally, we intend to use excess cash to pay down debt.
Several factors will be critical for the successful implementation of our strategy including executing the targeted strategies to deliver XIAFLEX® on-market growth; obtaining favorable XIAFLEX® clinical trial outcomes for new indications in development; progressing the development and launch of the Sterile Injectables pipeline products on a timely basis; implementing necessary capability enhancements; experiencing no significant performance issues with key third-party partners; and continuing to maintain a fully engaged, high-performing global team.
Our Competitive Strengths
We believe our competitive strengths include our:
Large and Diversified Portfolio of Durable On-Market Products. We have a large, durable and diversified portfolio of approximately 180 on-market products across all four of our reportable segments. These products are used for the treatment of medical conditions across a wide variety of therapeutic areas in over 95% of U.S. hospitals. While we do have a small number of large and growing on-market products such as XIAFLEX®, which is protected by a durable patent estate that extends into the late 2030s, most of our portfolio is made up of mature and non-promoted products that we believe can deliver steady cash flows over the longer-term with little investment. We believe these products will continue to be a durable source of cash flow that can be reinvested to further grow the business.
Robust Product Pipeline. We have a robust pipeline of innovative and potentially differentiated product candidates primarily across our Branded Pharmaceuticals and Sterile Injectables segments. Within our Branded Pharmaceuticals segment, we are currently developing XIAFLEX® for additional indications including plantar fibromatosis currently in Phase 3, plantar fasciitis recently completing a Phase 2 proof-of-concept study and other potential indications, including hammer toe, urethral stricture and arthrofibrosis of the knee post arthroplasty, which are in pre-clinical development.
The plantar fibromatosis Phase 2 clinical study did not meet statistical significance in its primary endpoint, though a large patient subpopulation showed statistically significant improvement post-hoc across a majority of endpoints tested and there were no treatment-related serious adverse events. This analysis was used to design and initiate the Phase 3 clinical program.
In October 2024, Endo received results from its Phase 2 dose-ranging clinical study of collagenase clostridium histolyticum (CCH) in participants with plantar fasciitis. While study participants receiving one treatment of CCH 0.6 mg showed numerical improvement from baseline on the Pain Intensity Numeric Rating Scale (NRS) average daily pain score compared to placebo, the difference was not statistically significant. Though the Phase 2 study did not achieve its primary endpoint, the results were informative and, based on a post-hoc analysis, clinically meaningful for a subpopulation of patients—those with moderate to severe plantar fasciitis pain as determined by Foot Function Index subscales. Endo is continuing its evaluation to determine next steps.
We also have method of use patent applications on future indications that, if issued, are expected to expire in the early 2040s and potentially beyond which may add to the durability of XIAFLEX®. Our remaining pipeline consists mainly of a variety of product candidates in our Sterile Injectables and Generic Pharmaceuticals segments. As of December 31, 2024, within these two segments, we were actively pursuing approximately 45 product candidates, including: (i) approximately 8 ANDAs pending with the FDA, as well as (ii) greater than 30 additional projects in development. Approximately 90% of the product candidates are associated with our Sterile Injectables segment, including RTU and other more differentiated product candidates.
Proven Scalable Capabilities. We have extensive commercial capabilities with an experienced sales and marketing team of approximately 200 professionals that primarily focuses on the promotion of certain products within our Specialty Products portfolios through a targeted, product-dependent approach. In addition, we have well-established patient support services and an experienced field reimbursement capability that can help to improve patient outcomes by helping healthcare providers navigate through the various aspects of reimbursement and coverage requirements for our Specialty Products portfolio. Our proven formulation and product development know-how, strong project management and clinical development and regulatory expertise can be leveraged across our entire portfolio. Additionally, we have an efficient, high-quality and modernized manufacturing network, including four manufacturing facilities in the United States and three manufacturing facilities in India, that is capable of supporting an array of dosage forms. Although a large number of our products are manufactured by third parties, approximately 70% of our total revenues in the year ended December 31, 2024 was from products, including XIAFLEX®, that were manufactured in our facilities. We believe this comprehensive suite of capabilities increases the likelihood of success in commercializing complex and high-barrier-to-entry products that have the potential for more durable cash flows, provides us with a broader and more diversified product portfolio and allows us greater flexibility in the selection of targets for potential development.
Significantly Improved Balance Sheet and Strong Cash Flow Generation. As a result of the consummation of the Plan on the Effective Date, we have a more flexible, de-levered balance sheet with substantially reduced indebtedness. As a result of the consummation of the Plan, as of December 31, 2024, we have $2.5 billion of funded indebtedness in the form of a new money first lien secured debt financing, also collectively referred to as the Exit Financing Debt (as amended), $1.5 billion of which as of December 31, 2024 bears interest at a rate per annum equal to, at our option, (x) Term SOFR plus a range of 3.75% to 4.00% or (y) an alternate base rate plus a range of 2.75% to 3.00%, in each case based upon our First Lien Net Leverage Ratio (as defined in the Amended Credit Agreement), and $1.0 billion of which bears interest at 8.500% per annum. In addition, upon consummation of the Plan, opioid, mesh and other claims against us were discharged and channeled to certain settlement trusts in accordance with the Plan, with minimal obligations remaining, most of which are contingent upon business performance, thereby resolving substantially all of our litigation contingencies. We had $113.4 million, $(744.6) million, $435.1 million and $269.2 million of net cash provided by (used in) operating activities for the Successor year ended December 31, 2024, the Predecessor period from January 1, 2024 through April 23, 2024, the year ended December 31, 2023 (Predecessor) and the year ended December 31, 2022 (Predecessor), respectively. As a result of the consummation of the Plan, we believe our restructured and de-levered balance sheet provides us with a go-forward capital structure that will allow us the flexibility to use our strong cash flow in a disciplined way to fund our organic growth, pursue external opportunities to expand our portfolio and accelerate growth in our core areas, and to pay down debt and further de-lever our balance sheet, in addition to servicing the interest payments on our new debt and funding the payment obligations under the Plan that were not fully funded on the Effective Date. Given our strong cash flow generation historically, we do not expect that our interest payments and future payment obligations under the Plan will erode our cash reserves.
Experienced and Dedicated Management Team. We have a highly skilled and customer-focused management team in critical leadership positions with the experience, track record and comprehensive understanding of our business to execute strong performance. Our senior management team has extensive experience in the pharmaceutical industry, including improving business performance through organic revenue growth, operational and commercial excellence and through the identification, consummation and integration of licensing and acquisition opportunities. This experience is demonstrated through a proven track record of developing and commercializing products across all segments, including approximately 45 products in our Sterile Injectables and Generic Pharmaceuticals segments within the past five years. Most of our senior management team held leadership roles at Endo International plc preceding the bankruptcy proceedings, remained in such roles through the bankruptcy proceedings and continue in such roles post-emergence. None of our senior management team held leadership roles at Endo International plc during the period covering the events related to the claims filed in the Chapter 11 Cases by the United States that were subject to the resolution reached with the U.S. Department of Justice (DOJ), described in Part IV, Item 15 of this report. See “Risk Factors—Risks Related to Plan Effectiveness—The settlement reached with the DOJ in resolution of its pre-bankruptcy criminal and civil investigations of certain Debtors may lead to further disciplinary action.”
Products Overview
Branded Pharmaceuticals
The following table displays the revenues from external customers of our Branded Pharmaceuticals segment (in thousands):

	Successor	Predecessor
	2024	Period From January 1, 2024 through April 23, 2024	2023	2022
Specialty Products:
XIAFLEX®	$362,985	$152,638	$475,014	$438,680
SUPPRELIN® LA	59,307	26,213	96,849	113,011
Other Specialty (1)	36,147	21,120	73,797	70,009
Total Specialty Products	$458,439	$199,971	$645,660	$621,700
Established Products:
PERCOCET®	$63,486	$33,892	$106,375	$103,943
TESTOPEL®	27,872	13,225	42,464	38,727
Other Established (2)	60,413	32,626	64,588	86,772
Total Established Products	$151,771	$79,743	$213,427	$229,442
Total Branded Pharmaceuticals (3)	$610,210	$279,714	$859,087	$851,142
__________
(1)    Products included within Other Specialty include, but are not limited to, AVEED®.
(2)    Products included within Other Established include, but are not limited to, EDEX®.
(3)    Individual products presented above represent the top two performing products in each product category for the 2024 periods presented and/or any product having revenues in excess of $25 million during any quarter presented for 2024 or 2023.

Specialty Products Portfolio
Endo commercializes a number of products within the market served by specialty distributors and specialty pharmacies and in which healthcare practitioners can purchase and bill payers directly (the buy and bill market). Our current offerings primarily relate to the following areas: (i) urology treatments, which currently focus mainly on Peyronie’s disease (PD) and testosterone replacement therapies (TRT) for hypogonadism; (ii) orthopedics treatments, which currently focus on Dupuytren’s contracture (DC); and (iii) pediatric endocrinology treatments, which currently focus on central precocious puberty (CPP). Key product offerings in this portfolio include the following:
•XIAFLEX®, which is a non-surgical treatment for both PD (for adult men with a collagen plaque and a penile curvature deformity of thirty degrees or greater at the start of therapy) and DC (for adult patients with an abnormal buildup of collagen in the fingers that limits or disables hand function).
•SUPPRELIN® LA, which is a soft, flexible 12-month hydrogel implant based on our hydrogel polymer technology that delivers histrelin acetate, a gonadotropin-releasing hormone agonist, and is indicated for the treatment of CPP in children.
•AVEED®, which is a novel, long-acting testosterone undecanoate for injection for the treatment of hypogonadism that is dosed only five times per year after the first month of therapy.
Established Products Portfolio
This portfolio’s current treatment offerings primarily relate to the following areas: (i) pain management, including products in the opioid analgesics segment and for the treatment of pain associated with post-herpetic neuralgia, and (ii) urology, focusing mainly on the treatment of hypogonadism. Key product offerings in this portfolio include, among others, the following:
•PERCOCET®, which is an opioid analgesic approved for the management of pain severe enough to require an opioid analgesic and for which alternative treatments are inadequate.
•TESTOPEL®, which is a unique, long-acting implantable pellet indicated for TRT in conditions associated with a deficiency or absence of endogenous testosterone.
•EDEX®, which is a penile injection used to treat erectile dysfunction caused by conditions affecting nerves, blood vessels, emotions and/or a combination of factors.
The Company’s pain products, including opioid products, are managed as mature brands and are not and have not been actively promoted for years.
Sterile Injectables
The following table displays the revenues from external customers of our Sterile Injectables segment (in thousands):

	Successor	Predecessor
	2024	Period From January 1, 2024 through April 23, 2024	2023	2022
ADRENALIN®	$60,207	$38,601	$99,910	$114,304
VASOSTRICT®	36,354	34,309	93,180	253,696
Other Sterile Injectables (1)	132,307	59,621	236,473	221,633
Total Sterile Injectables (2)	$228,868	$132,531	$429,563	$589,633
__________
(1)Products included within Other Sterile Injectables include, but are not limited to, APLISOL®.
(2)Individual products presented above represent the top two performing products within the Sterile Injectables segment for the 2024 periods presented and/or any product having revenues in excess of $25 million during any quarter presented for 2024 or 2023.
The Sterile Injectables segment includes a product portfolio of approximately 40 product families, including branded sterile injectable products that are currently protected by certain patent rights and have inherent scientific, regulatory, legal and technical complexities and generic injectable products that are difficult to formulate or manufacture or face complex legal and regulatory challenges. Our sterile injectables products are manufactured in sterile facilities in various dosage forms and are administered at hospitals, clinics and long-term care facilities. Key product offerings in this segment include, among others, the following:
•ADRENALIN®, which is a non-selective alpha and beta adrenergic agonist indicated for emergency treatment of certain allergic reactions, including anaphylaxis. We offer ADRENALIN® in multiple formulations, including the RTU premixed bag which launched in October 2024.
•VASOSTRICT®, which is indicated to increase blood pressure in adults with vasodilatory shock who remain hypotensive despite fluids and catecholamines. We offer VASOSTRICT® in multiple formulations, including the RTU premixed bottle which launched in February 2022.
•APLISOL®, which is a sterile aqueous solution of a purified protein derivative for intradermal administration as an aid in the diagnosis of tuberculosis.

Generic Pharmaceuticals
The Generic Pharmaceuticals segment includes a product portfolio of approximately 80 generic product families including patches (which are medicated adhesive patches designed to deliver the pharmaceutical through the skin), solid oral extended-release products, solid oral immediate-release products, liquids, semi-solids, powders, ophthalmics (which are sterile pharmaceutical preparations administered for ocular conditions) and sprays and includes products that treat and manage a wide variety of medical conditions.
Generic products are the pharmaceutical and therapeutic equivalents of branded products and are generally sold under their generic (chemical) names rather than their brand names. Generic products are substantially the same as branded products in dosage form, safety, efficacy, route of administration, quality, performance characteristics and intended use, but are generally sold at prices below those of the corresponding branded products and thus represent cost-effective alternatives for consumers.
Typically, a generic product may not be marketed until the expiration of applicable patent(s) on the corresponding branded product unless a resolution of patent litigation results in an earlier opportunity to enter the market. For additional detail, see “Governmental Regulation.” However, our generics portfolio also contains certain authorized generics, which are generic versions of branded products licensed by brand drug companies under an NDA and marketed as generics. Authorized generics do not face the same regulatory barriers to introduction and are not prohibited from sale during the 180-day marketing exclusivity period granted to the first-to-file ANDA applicant. From time to time, our authorized generics have included generic versions of our branded products. We also aim to be a partner of choice to large companies seeking authorized generic distributors for their branded products.
International Pharmaceuticals
Our International Pharmaceuticals segment includes a variety of specialty pharmaceutical products, including over-the-counter (OTC) products, sold outside the U.S., primarily in Canada through our operating company Paladin Pharma Inc. (Paladin).
Select Development Projects
XIAFLEX®
XIAFLEX® is currently approved by the FDA and marketed in the U.S. for the treatment of both DC and PD (two separate indications). In early 2020, we announced that we had initiated our XIAFLEX® development program for the treatment of plantar fibromatosis (PFI). In March 2023, we announced top-line results from our Phase 2 clinical study of XIAFLEX® in participants with PFI and initiated the Phase 3 clinical program in the fourth quarter of 2023. We also completed a proof-of-concept study in plantar fasciitis (PFA) during the third quarter of 2023 and, based on encouraging proof-of-concept study results initiated the Phase 2 clinical study in the fourth quarter of 2023. In October 2024, Endo received results from its Phase 2 dose-ranging clinical study of collagenase clostridium histolyticum (CCH) in participants with plantar fasciitis. While study participants receiving one treatment of CCH 0.6 mg showed numerical improvement from baseline on the Pain Intensity Numeric Rating Scale (NRS) average daily pain score compared to placebo, the difference was not statistically significant. Though the Phase 2 study did not achieve its primary endpoint, the results were informative and, based on a post-hoc analysis, clinically meaningful for a subpopulation of patients—those with moderate to severe plantar fasciitis pain as determined by Foot Function Index subscales. Endo is continuing its evaluation to determine next steps.
We may in the future develop our XIAFLEX® product for potential additional indications, advancing our strategy of developing non-surgical musculoskeletal care interventions.
Other
Our remaining pipeline consists mainly of a variety of product candidates in our Sterile Injectables and Generic Pharmaceuticals segments. As of December 31, 2024, within these two segments, we were actively pursuing approximately 45 product candidates, including: (i) approximately 8 ANDAs pending with the FDA, as well as (ii) greater than 30 additional projects in development. Approximately 90% of the product candidates are associated with our Sterile Injectables segment, including RTU and other more differentiated product candidates.
We expect to continue to focus investments in RTU and other differentiated product candidates in our Sterile Injectables segment, potentially including acquisitions and/or license and commercialization agreements.
Our primary approach to developing products for these two segments is to target high-barrier-to-entry product opportunities, including developing injectable products with inherent scientific, regulatory, legal and technical complexities, as well as developing other dosage forms and technologies as well as first-to-file or first-to-market opportunities that are difficult to formulate or manufacture or face complex legal and regulatory challenges as well as products that meet the evolving needs of hospitals and health systems. We expect such product opportunities to result in products that are either the exclusive generic or have fewer generic competitors when launched, which we believe tends to lead to more sustainable market share and profitability for our product portfolio.

We periodically review our development projects in order to better direct investment toward those opportunities that we expect will deliver the greatest returns. This process can lead to decisions to discontinue certain R&D projects that may reduce the number of products in our previously reported pipeline. Following a review of expected revenue contribution and investment return, in late 2024, we decided to discontinue approximately 15 projects across our sterile and generic portfolios.
Major Customers
We primarily sell our products to wholesalers, retail drug store chains, supermarket chains, mass merchandisers, distributors, mail order accounts, hospitals and/or government agencies. Our wholesalers and/or distributors purchase products from us and, in turn, supply products to retail drug store chains, independent pharmacies, hospitals, long-term care facilities, clinics, home infusion pharmacies, government facilities and managed care organizations (MCOs). Our current customer group reflects significant consolidation in recent years, marked by mergers and acquisitions and other alliances. Net revenues from direct customers that accounted for 10% or more of our total consolidated net revenues are as follows:

	Successor	Predecessor
	2024	Period From January 1, 2024 through April 23, 2024	2023	2022
Cencora, Inc., previously known as AmerisourceBergen Corporation (1)	31%	30%	29%	35%
McKesson Corporation	25%	26%	25%	26%
Cardinal Health, Inc.	14%	16%	17%	20%
CVS Health Corporation (1)	17%	16%	16%	4%
__________
(1)During the second quarter of 2022, CVS Health Corporation finalized the acquisition of US Bioservices from Cencora, Inc. (known as AmerisourceBergen Corporation at the time).
Net revenues from these customers are generally included within each of our segments. XIAFLEX® sales account for a significant portion of our net revenues and a significant portion of net revenues from certain of these customers. These customers are generally not contractually obligated to purchase a minimum amount of product from us.
Some wholesalers and distributors have required pharmaceutical manufacturers, including us, to enter into distribution service agreements (DSAs) pursuant to which the wholesalers and distributors provide pharmaceutical manufacturers with certain services as well as certain information including, without limitation, periodic retail demand information, current inventory levels and other information. We have entered into certain of these agreements.
Competition
Branded Products
Our branded products compete with products manufactured by many other companies in highly competitive markets.
We compete principally through targeted product development and through our acquisition and in-licensing strategies, where we face intense competition as a result of the limited number of assets available and the number of competitors bidding on such assets. In addition to product development and acquisitions, other competitive factors with respect to branded products include product efficacy, safety, ease of use, price, demonstrated cost-effectiveness, marketing effectiveness, service, reputation and access to technical information.
Branded products often must compete with therapeutically similar branded or generic products or with generic equivalents. Such competition frequently increases over time. For example, if competitors introduce new products, delivery systems or processes with therapeutic or cost advantages, our products could be subject to progressive price reductions and/or decreased volume of sales. To successfully compete for business, we must often demonstrate that our products offer not only medical benefits, but also cost advantages as compared with other forms of care. Accordingly, we face pressure to continually seek out technological innovations and to market our products effectively.
Manufacturers of generic products typically invest far less in R&D than research-based companies and can therefore price their products significantly lower than branded products. Accordingly, when a branded product loses its market exclusivity, it normally faces intense price competition from generic forms of the product. Due to lower prices, generic versions, where available, may be substituted by pharmacies or required in preference to branded versions under third-party reimbursement programs.
Branded Pharmaceuticals
This segment’s major competitors, including Viatris Inc. (Viatris), Jazz Pharmaceuticals plc (Jazz), Takeda Pharmaceutical Company Limited and Amgen, Inc., among others, vary depending on therapeutic and product category, dosage strength and drug-delivery systems, among other factors.

Several of this segment’s products, such as PERCOCET®, TESTOPEL® and SUPPRELIN® LA, face generic and/or other forms of competition. The degree of generic and/or other competition facing this segment could increase in the future.
Sterile Injectables
This segment’s major competitors, including Pfizer Hospital US, Fresenius Kabi USA, LLC, Viatris, Amphastar Pharmaceuticals, Inc., Amneal Pharmaceuticals, Inc. (Amneal), Hikma Pharmaceuticals PLC and Sandoz Group AG (Sandoz), among others, vary by product. A significant portion of our sales, including sales to hospitals, clinics and long-term care facilities in the U.S., are controlled by a relatively small number of group purchasing organizations (GPOs), including HealthTrust Purchasing Group, L.P., Premier Inc. and Vizient, Inc. Accordingly, it is important for us to have strong relationships with these GPOs and achieve on-time product launches in order to secure new bid opportunities.
This segment’s products, including ADRENALIN® and VASOSTRICT®, face generic and/or other forms of competition. During the first quarter of 2022, multiple competitive generic alternatives to VASOSTRICT® were launched, beginning with a generic that was launched at risk and began shipping toward the end of January 2022. Since then, additional competitive alternatives entered the market, including authorized generics. The degree of generic and/or other competition facing this segment is expected to increase in the future.
Generic Products
Generic products generally face intense competition from branded equivalents, other generic equivalents (including authorized generics) and therapeutically similar branded or generic products. Our major competitors, including Teva Pharmaceutical Industries Limited, Viatris, Sandoz, Aurobindo Pharma Limited and Amneal, among others, vary by product.
Consolidations of our customer base described above under the heading “Major Customers” have resulted in increased pricing and other competitive pressures on pharmaceutical companies, including us. Additionally, the emergence of large buying groups representing independent retail pharmacies and other distributors and the prevalence and influence of MCOs and similar institutions have increased the negotiating power of these groups, enabling them to attempt to extract various demands, including, without limitation, price discounts, rebates and other restrictive pricing terms. These competitive trends could continue in the future and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Newly introduced generic products with limited or no other generic competition typically garner higher prices relative to commoditized generic products. As such, our primary strategy is to compete with a focus on high-value, first-to-file or first-to-market opportunities, regardless of therapeutic category, and products that present significant barriers to entry for reasons such as complex formulation or regulatory or legal challenges.
Even if we are successful in launching generic products with statutory generic exclusivity, competitors may enter the market when such exclusivity periods expire, resulting in significant price declines. Consequently, the success of our generics efforts depends on our continuing ability to select, develop, procure regulatory approvals of, overcome legal challenges to, launch and commercialize new generic products in a timely and cost efficient manner and to maintain efficient, high quality manufacturing capabilities.
Seasonality
Although our business is affected by the purchasing patterns and concentration of our customers, our business is not materially impacted by seasonality.
Patents, Trademarks, Licenses and Proprietary Property
We regard the protection of patents and other enforceable intellectual property rights that we own or license as critical to our business and competitive position. Accordingly, we rely on patent, trade secret and copyright law, as well as nondisclosure and other contractual arrangements, to protect our intellectual property. We have a portfolio of patents and patent applications owned or licensed by us that cover aspects of our products. These patents and applications generally include claims directed to the compounds and/or methods of using the compounds, formulations of the compounds, pharmaceutical salt forms of the compounds or methods of manufacturing the compounds. Our policy is to pursue patent applications on inventions that we believe are commercially important to the development and growth of our business.
Certain patents relating to products that are the subject of approved NDAs are listed in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations” (Orange Book). The Orange Book does not include a listing of patents related to biological products approved pursuant to a BLA. Included below is information about certain products for which we own or license a BLA along with the date of expiration of certain relevant patents or regulatory exclusivity. In addition, we may have other relevant regulatory protection or patents that may extend beyond the expiration dates provided below.
As of March 4, 2025, we held approximately: 123 U.S. issued patents, 45 U.S. patent applications pending, 366 foreign issued patents and 142 foreign patent applications pending. In addition, as of March 4, 2025, we had licenses for approximately 43 U.S. issued patents, 12 U.S. patent applications pending, 110 foreign issued patents and 40 foreign patent applications pending. We are seeking additional patent protection related to several products, including XIAFLEX®. We may also obtain further patents or additional regulatory or patent exclusivity for one or more indications for any of our products in the future.

Our products are subject to different patent expiration dates. For example, patents related to AVEED® expire in 2027 and our patents related to ADRENALIN® product presentations expire in 2035 and 2039.
While we consider our overall patent portfolio to be important to the operation of our business, except for our U.S. patents related to XIAFLEX®, we believe that no other single patent or patent portfolio is material to our business as a whole. XIAFLEX® is a biological product. We own or have licensed rights to patents and patent applications related to XIAFLEX®, including drug product and methods of manufacture patents and patent applications that will expire into the late 2030s. We are seeking patent protection in support of the development efforts for a potential PFI indication for XIAFLEX®. Any method of use patent application for treating PFI would expire in the early 2040s. We are currently not aware of any material contested proceedings or third-party claims related to our XIAFLEX® patents.
Our patents provide protection by allowing us to exclude others from making, using, selling, offering for sale or importing that which is covered by the patent claims. When patent protection is not feasible, we may rely on trade secrets, non-patented proprietary know-how or continuing technological innovation. Many of our products are sold under trademarks. We also rely on confidentiality agreements with our employees, consultants and other parties to protect, among other things, trade secrets and other proprietary information.
There can be no assurance that our patents, licenses or other intellectual property rights will afford us protection from competition. The expiration of a basic product patent or loss of patent protection resulting from a legal challenge typically results in significant competition from generic products or biosimilars against the originally patented product and can result in a significant reduction in revenues for that product in a very short period of time that may never be reversed. In some cases, however, it is possible to obtain commercial benefits from product manufacturing trade secrets, patents on uses for products, patents on processes and intermediates for the economical manufacture of the active ingredients or patents for special formulations of the product or delivery mechanisms. There can also be no assurance that our confidentiality agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop equivalent proprietary information or that other third parties will not otherwise gain access to our trade secrets and other intellectual property.
Additionally, any pending or future patent applications made by us or our subsidiaries, our license partners or entities we may acquire in the future are subject to risks and uncertainties. The coverage claimed in any such patent applications could be significantly reduced before the patent is issued and there can be no assurance that any such applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be challenged, circumvented or invalidated. Because unissued U.S. patent applications are maintained in secrecy for a period of eighteen months and certain U.S. patent applications are not disclosed until the patents are issued, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference and other inter-partes proceedings declared by the U.S. Patent and Trademark Office (PTO) to determine priority of invention, or in opposition proceedings in a foreign patent office, either of which could result in substantial cost to us, even if the eventual outcome is favorable to us. There can be no assurance that any patents, if issued, will be held valid by a court of competent jurisdiction. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology. See Item 1A. Risk Factors - “Our ability to protect and maintain our proprietary and licensed technology, which is vital to our business, is uncertain.”
We may find it necessary to initiate litigation to enforce our patent rights, to protect our intellectual property or trade secrets or to determine the scope and validity of the proprietary rights of others. However, litigation is costly and time-consuming and there can be no assurance that we will prevail. Any successful challenges to our intellectual property rights may result in a significant loss of revenue. See Note 17. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
Governmental Regulation
FDA and U.S. Drug Enforcement Administration (DEA)
The pharmaceutical industry in the U.S. is subject to extensive and rigorous government regulation. The U.S. Federal Food, Drug, and Cosmetic Act (FFDCA), the U.S. Controlled Substances Act (CSA) and other federal and state statutes and regulations govern or influence the testing, manufacturing, packaging, labeling, storage, recordkeeping, approval, advertising, promotion, sale and distribution of pharmaceutical products. Non-compliance with applicable requirements can result in criminal prosecution, fines, civil penalties, recall or seizure of products, total or partial suspension of production and/or distribution, injunctions and refusal of the government to enter into supply contracts or to approve NDAs, ANDAs, BLAs and/or other similar applications.

FDA approval is typically required before any new pharmaceutical or biologic product can be marketed. An NDA or BLA is a filing submitted to the FDA to obtain approval of new chemical entities and other innovations for which thorough applied research is required to demonstrate safety and effectiveness in use. The process generally involves, among other things:
•completion of preclinical laboratory and animal testing and formulation studies in compliance with the FDA’s Good Laboratory Practice regulations;
•submission to the FDA of an Investigational New Drug application (IND) for human clinical testing, which contains results of nonclinical studies (e.g., laboratory evaluations of the chemistry, formulation, stability and toxicity of the product candidate), together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, and must become effective before human clinical trials may begin in the U.S.;
•approval by an independent institutional review board or ethics committee before each trial may be initiated and continuing review during the trial;
•performance of human clinical trials, including adequate and well-controlled clinical trials in accordance with Good Clinical Practice (GCP), the protocol and the IND to establish the safety and efficacy of the proposed product for each intended use;
•submission to the FDA of an NDA or BLA for marketing approval, which must include data from preclinical testing and clinical trials;
•satisfactory completion of an FDA pre-approval inspection of the product’s manufacturing processes and facility or facilities and selected clinical investigators, clinical trial sites and/or the clinical trial sponsor to assess compliance with the FDA’s current Good Manufacturing Practice (cGMP) regulations and GCP, respectively, and/or review of the Chemistry, Manufacturing and Controls section of the NDA or BLA to assess whether the facilities, methods and controls are adequate to preserve the proposed product’s identity, strength, quality, purity and potency;
•payment of user fees for FDA review of an NDA or BLA unless a fee waiver applies;
•agreement with the FDA on the final labeling for the product and the design and implementation of any required Risk Evaluation and Mitigation Strategy (REMS);
•satisfactory completion of an FDA advisory committee review, if applicable; and
•approval by the FDA of the NDA or BLA.
Clinical trials are typically conducted in three sequential phases, although the phases may overlap or be combined. Those phases include:
•Phase 1 trials, which involve the initial introduction of a new drug product candidate into humans, are initially conducted in a limited number of subjects to test the product candidate for safety, adverse effects, dosage, tolerance, absorption, distribution, metabolism, excretion and other elements of clinical pharmacology in healthy humans or patients.
•Phase 2 trials typically involve a small sample of the intended patient population to provide enough data to assess the preliminary efficacy of the compound for a specific indication, to determine dose tolerance and the optimal dose range and to gather additional information relating to safety and potential adverse effects. Multiple phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive phase 3 clinical trials. Phase 2 studies are typically well controlled, closely monitored, and conducted in a relatively small number of patients, usually involving no more than several hundred subjects.
•Phase 3 trials are undertaken to gather additional information about effectiveness and safety in an expanded patient population, typically at dispersed study sites, in order to determine the overall risk-benefit ratio of the compound following earlier phase evaluations, which will have provided preliminary evidence suggesting an effective dosage range and acceptable safety profile for the product candidate, and to provide an adequate basis for product labeling.
Each trial is conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Clinical trials, clinical investigators and the trial sponsor are also subject to regulatory inspections by the FDA and other regulatory authorities to confirm compliance with applicable regulatory standards. The process of completing clinical trials for a new product may take many years and require the expenditures of substantial resources. See Item 1A. Risk Factors - “The pharmaceutical industry is heavily regulated, which creates uncertainty about our ability to bring new products to market and imposes substantial compliance costs on our business.”
As a condition of approval of an NDA or BLA, the FDA may require further studies, or companies may pursue additional studies, including Phase 4 post-marketing studies or post-marketing data reporting, such as evaluating known or signaled safety risks. Results of post-marketing programs may limit or expand the future marketing of the products and result in the FDA requiring labeling changes, including the addition of risk information. Failure to satisfy FDA post-marketing requirements can result in FDA enforcement action, up to and including withdrawal of NDA approval.

For some products, the FDA may require a REMS to confirm that a drug’s benefits outweigh its risks. REMS could include medication guides, physician communication plans or other elements. See Item 1A. Risk Factors - “The pharmaceutical industry is heavily regulated, which creates uncertainty about our ability to bring new products to market and imposes substantial compliance costs on our business.”
In most instances, FDA approval of an ANDA is required before a generic equivalent of an existing or reference-listed drug can be marketed. The ANDA process is abbreviated in that the FDA waives the requirement of conducting complete preclinical and clinical studies and generally instead relies principally on bioequivalence studies. Bioequivalence generally involves a comparison of the rate of absorption and levels of concentration of a generic product in the body with those of the previously approved product. When the rate and extent of absorption of systemically acting test and reference drugs are considered the same under the bioequivalence requirement, the two products are considered bioequivalent and are generally regarded as therapeutically equivalent (so long as the products also have the same active ingredient(s), strength/concentration, dosage form and route of administration), meaning that a pharmacist can substitute the generic product for the reference-listed drug. Under certain circumstances, an ANDA may also be submitted for a product authorized by approval of an ANDA suitability petition. Such petitions may be submitted to secure authorization to file an ANDA for a product that differs from a previously approved product in active ingredient, route of administration, dosage form or strength. In September 2007 and July 2012, the U.S. Congress re-authorized pediatric testing legislation, which now requires ANDAs approved via the suitability petition route to conduct pediatric testing. The timing of final FDA approval of an ANDA application depends on a variety of factors, including whether the applicant challenges any listed patents for the reference-listed drug and whether the manufacturer of the reference-listed drug is entitled to one or more statutory exclusivity periods during which the FDA is prohibited from finally approving generic products. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, thus blocking ANDAs from being approved even after the patent expiration date.
Certain of our products are or could become regulated and marketed as biologic products pursuant to BLAs. Our BLA-licensed products were licensed based on a determination by the FDA of safety, purity and potency as required under the U.S. Public Health Service Act (PHSA). Although the ANDA framework referenced above does not apply to generics of BLA-licensed biologics, there is an abbreviated licensure pathway for products deemed to be biosimilar to, or interchangeable with, FDA-licensed reference biological products pursuant to the U.S. Biologics Price Competition and Innovation Act of 2009 (BPCIA). The BPCIA framework was enacted as part of the U.S. Patient Protection and Affordable Care Act (PPACA). Under the BPCIA, following the expiration of a 12-year reference exclusivity period, the FDA may license, under section 351(k) of the PHSA, a biological product that it determines is biosimilar to, or interchangeable with, a reference product licensed under section 351(a) of the PHSA. Although licensure of biosimilar or interchangeable products is generally expected to require less than the full complement of product-specific preclinical and clinical data required for innovator products, the FDA has considerable discretion over the kind and amount of scientific evidence required to demonstrate biosimilarity and interchangeability.
Some pharmaceutical products are available in the U.S. that are not the subject of an FDA-approved NDA. In 2011, the FDA’s Center for Drug Evaluation and Research (CDER) Office of Compliance modified its enforcement policy with regard to the marketing of such “unapproved” marketed products (the Unapproved Drug Initiative). Under CDER’s revised guidance, the FDA encourages manufacturers to obtain NDA approvals for such products by requiring unapproved versions to be removed from the market after an approved version has been introduced, subject to a grace period at the FDA’s discretion. This grace period is intended to allow an orderly transition of supply to the market and to mitigate any potential related product shortage. Depending on the length of the grace period and the time it takes for subsequent applications to be approved, this may result in a period of de facto market exclusivity to the first manufacturer that has obtained an approved NDA for the previously unapproved marketed product. In November 2020, the U.S. Department of Health and Human Services (HHS) announced that it was withdrawing its Unapproved Drugs Compliance Policy Guidance and terminating the Unapproved Drug Initiative described above, but in May 2021, HHS withdrew the November 2020 termination notice and stated that the FDA would issue new guidance on its enforcement priorities for unapproved marketed products. It is unclear whether or how the Unapproved Drug Initiative may be effectuated or changed under the new U.S. Administration.
OTC products may, depending on ingredients and proposed label claims, be marketed pursuant to the OTC monograph process or could require NDA or ANDA approval. The OTC monograph process allows for OTC products to be marketed without premarket approval and generally does not require clinical studies. The U.S. Over-the-Counter Monograph Safety, Innovation, and Reform Act, enacted on March 27, 2020, modified this process by introducing administrative orders as a replacement to rulemaking for the development of OTC monographs.

Laws and regulations impacting the pharmaceutical industry are constantly evolving. For example, in December 2019, the Further Consolidated Appropriations Act, 2020 became law. Section 610 of Division N Title I, titled “Actions for Delays of Generic Drugs and Biological Products,” provides generic (ANDA and 505(b)(2)) and biosimilar developers with a private right of action to obtain sufficient quantities of reference product from the brand manufacturer, or a generic or biosimilar manufacturer, necessary for approval of the developers’ generic or biosimilar product. If a generic or biosimilar developer is successful in its suit, the defendant manufacturer would be required to provide sufficient quantities of product on commercially-reasonable, market-based terms and may be required to pay the developer’s reasonable attorney’s fees and costs as well as financial compensation under certain circumstances. The purpose of section 610 is to promote competition by facilitating the timely entry of lower-cost generic and biosimilar products. In addition, on March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) in response to the COVID-19 pandemic. Among other provisions, the CARES Act made a number of changes to the FFDCA aimed at preventing drug shortages. Moreover, as a result of the COVID-19 pandemic, there has been increasing political and regulatory scrutiny of foreign-sourced drugs and foreign drug supply chains, resulting in proposed legislative and executive actions, including executive orders, to incentivize or compel drug manufacturing operations to relocate to the U.S. Due to general uncertainty with respect to the current legal, regulatory and policy environment, and specifically regarding positions that the new U.S. administration may take with respect to these issues, we are unable to predict the impact of any future legislative, regulatory, third-party payer or policy actions. If enacted, we and any third parties we might engage may be unable to adapt to any changes implemented as a result of such measures, and we could face difficulties in maintaining or increasing profitability or otherwise experience a material adverse impact on our business, financial condition and results of operations.
A sponsor of an NDA is required to identify, in its application, any patent that claims the drug or a use of the drug subject to the application. Upon NDA approval, the FDA lists these patents in a publication referred to as the Orange Book. Any person that files an ANDA or NDA under Section 505(b)(2) of the FFDCA referencing the approved drug must make a certification in respect to any listed patents for the reference drug. The FDA may not approve such an ANDA or 505(b)(2) application until expiration of the reference drug’s listed patents unless: (i) the applicant certifies that the listed patents are invalid, unenforceable and/or not infringed by the proposed generic drug and gives notice to the holder of the NDA for the listed drug of the basis upon which the patents are challenged and (ii) the holder of the listed drug does not sue the later applicant for patent infringement within 45 days of receipt of notice. Under the current law, if an infringement suit is filed, the FDA may not approve the later application until the earliest of: (i) 30 months after submission; (ii) entry of an appellate court judgment holding the patent invalid, unenforceable or not infringed; (iii) such time as a court may order; or (iv) expiration of the patent.
One of the key motivators for challenging patents is the 180-day marketing exclusivity period granted to the developer of a generic version of a product that is the first to have a substantially complete ANDA received for review by the FDA and whose filing includes a certification that a reference product’s listed patent(s) are invalid, unenforceable and/or not infringed (a Paragraph IV certification) and that otherwise does not forfeit eligibility for the exclusivity. Under the U.S. Medicare Prescription Drug, Improvement, and Modernization Act of 2003, with accompanying amendments to the U.S. Drug Price Competition and Patent Term Restoration Act (the Hatch-Waxman Act), this marketing exclusivity would begin to run upon the earlier of the commercial launch of the generic product or upon an appellate court decision in the generic company’s favor or in favor of another ANDA applicant who had filed with a Paragraph IV certification and has tentative approval. In addition, the holder of the NDA for the listed drug may be entitled to certain non-patent exclusivity during which, depending on the type of exclusivity, the FDA either cannot accept or approve an application for a competing ANDA generic product or 505(b)(2) NDA product with the same active moiety. Depending on the exclusivity, the protection may apply to all of the reference drug’s approved conditions of use, or may be limited to a certain condition of use or other protected label information.
The FDA also regulates pharmacies and outsourcing facilities that prepare “compounded” drugs pursuant to section 503A and 503B of the FFDCA, respectively. For instance, under section 503A of the FFDCA, pharmacies may compound drugs for an identified individual based on the receipt of a valid prescription order, or notation approved by the prescribing practitioner, that a compounded product is necessary for the identified patient. Similarly, under section 503B of the FFDCA, outsourcing facilities may compound drugs and sell them to healthcare providers, but not wholesalers or distributors. Although section 503A pharmacies and section 503B outsourcing facilities are subject to many regulatory requirements, compounded drugs are not subject to premarket review by the FDA and, therefore, may not have the same level of safety and efficacy as products subject to premarket review and approval by the FDA. Because they are not subject to premarket review, compounded drugs are frequently lower cost than either branded or generic products.
The FDA enforces regulations to require that the methods used in, and the facilities and controls used for, the manufacture, processing, packing and holding of drugs conform to cGMPs. The cGMP regulations the FDA enforces are comprehensive and cover all aspects of pharmaceutical and biological product manufacturing operations. Compliance with the regulations requires a continuous commitment of time, money and effort in all operational areas.

The FDA conducts pre-approval inspections of facilities engaged in the development, manufacture, processing, packing, testing and holding of the products subject to NDAs and ANDAs and pre-license inspections of facilities engaged in similar activities for biologic products subject to BLAs. In addition, manufacturers of both pharmaceutical products and active pharmaceutical ingredients (APIs) used to formulate such products also ordinarily undergo pre-approval inspections. Failure of any facility to pass a pre-approval inspection will result in delayed approval.
Facilities that manufacture pharmaceutical or biological products must be registered with the FDA and all such products made in such facilities must be manufactured in accordance with the latest cGMP regulations. The FDA conducts periodic inspections of facilities to assess the cGMP status of marketed products. Following such inspections, the FDA could issue a Form 483 Notice of Inspectional Observations, which could require modification to certain activities identified during the inspection. If the FDA were to find serious cGMP non-compliance during such an inspection, it could take regulatory actions. The FDA also may issue an untitled letter as an initial correspondence that cites violations that do not meet the threshold of regulatory significance for a Warning Letter. FDA guidelines also provide for the issuance of Warning Letters for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action.
Imported API and other components needed to manufacture our products could be rejected by U.S. Customs and Border Protection. In respect to domestic establishments, the FDA could initiate product seizures or request, or in some instances require, product recalls and seek to enjoin or otherwise limit a product’s manufacture and distribution. In certain circumstances, violations could support civil penalties and criminal prosecutions. In addition, if the FDA concludes that a company is not in compliance with cGMP requirements, sanctions may be imposed that include preventing that company from receiving the necessary licenses to export its products and classifying that company as an unacceptable supplier, thereby disqualifying that company from selling products to federal agencies.
Certain of our subsidiaries sell products that are “controlled substances” as defined in the CSA and implementing regulations, which establish certain security and recordkeeping requirements administered by the DEA. The DEA regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. The active ingredients in some of our products are listed by the DEA as Schedule II or III substances under the CSA. Consequently, their manufacture, shipment, storage, sale and use are subject to a high degree of regulation. Less than 10% of our total consolidated revenues for the Successor year ended December 31, 2024, the Predecessor period January 1, 2024 through April 23, 2024 and the years ended December 31, 2023 (Predecessor) and 2022 (Predecessor) were from sales of controlled substances.
The DEA limits the availability of the active ingredients that are subject to the CSA used in several of our products as well as the production of these products. We or our contract manufacturing organizations must annually apply to the DEA for procurement and production quotas in order to obtain and produce these substances. As a result, our quotas may not be sufficient to meet commercial demand or complete clinical trials. Moreover, the DEA may adjust these quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. See Item 1A. Risk Factors - “The DEA limits the availability of the active ingredients used in many of our products as well as the production of these products, and, as a result, our procurement and production quotas may not be sufficient to meet commercial demand or complete clinical trials.”
To meet its responsibilities, the DEA conducts periodic inspections of registered establishments that handle controlled substances. Annual registration is required for any facility that manufactures, tests, distributes, dispenses, imports or exports any controlled substance. The facilities must have the security, control, accounting mechanisms and monitoring systems required by the DEA to prevent loss and diversion of controlled substances and to comply with reporting obligations. Failure to maintain compliance can result in enforcement action. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate proceedings to revoke or restrict those registrations or, with the DOJ, seek to impose civil penalties. In certain circumstances, violations could result in criminal proceedings.
In October 2018, the U.S. Congress enacted the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (H.R. 6). Intended to achieve sweeping reform to combat opioid abuse, H.R. 6, among other provisions, amends related laws administered by the FDA, DEA and the U.S. Centers for Medicare and Medicaid Services (CMS). Among other things, the law: (i) amends requirements related to the FDA’s authority to include packaging requirements in REMS requirements; (ii) increases civil and criminal penalties for manufacturers and distributors for failing to maintain effective controls against diversion of opioids or for failing to report suspicious opioid orders; (iii) requires the DEA to estimate the amount of opioid diversion when establishing manufacturing and procurement quotas; (iv) implements expanded anti-kickback and financial disclosure provisions; and (v) authorizes HHS to implement a demonstration program which would award grants to hospitals and emergency departments to develop, implement, enhance or study alternative pain management protocols and treatments that limit the use and prescription of opioids in emergency departments.
Individual states also regulate controlled substances and we, as well as our third-party API suppliers and manufacturers, are subject to such regulation by several states with respect to the manufacture and distribution of these products.

Coverage and Reimbursement
Sales of our approved products and any future products of ours will depend, in part, on the extent to which their costs will be covered by third-party payers, such as government health programs, commercial insurance and managed healthcare organizations. The process for determining whether a third-party payor will provide coverage for a pharmaceutical product is typically separate from the process for setting the price of such a product or for establishing the reimbursement rate that the payor will pay for the product once coverage is approved. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. As a result, each third-party payer may have its own policy regarding what products it will cover, the conditions under which it will cover such products, and how much it will pay for such products. Third-party payers may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. Moreover, a third-party payer’s decision to provide coverage for a drug product does not guarantee what reimbursement rate, if any, will be approved. Patients may be less likely to use our products if coverage is not provided and reimbursement may not cover a significant portion of the cost of our products. In addition, even if favorable coverage and reimbursement status is attained for one or more products that receives regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
In the U.S. and other potentially significant markets for our products, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which may result in lower average selling prices. In some cases, for example, third-party payers try to encourage the use of less expensive generic products through their prescription benefits coverage and reimbursement and co-pay policies. Further, the increased emphasis on managed healthcare in the U.S. and on country-specific and national pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing coverage and/or reimbursement controls and measures, could have a material adverse impact on our net product revenues and results of operations.
For example, as described further in Item 1A. Risk Factors, statutory and regulatory requirements for U.S. government healthcare programs such as Medicaid, Medicare Part B and Part D, and TRICARE govern access and provider reimbursement levels, and provide for other cost-containment measures such as requiring pharmaceutical companies to pay rebates or refunds for certain sales of products reimbursed by such programs, or subjecting products to certain price ceilings. In addition to the cost-containment measures described in Item 1A. Risk Factors, sales to retail pharmacies under the TRICARE Retail Pharmacy Program are subject to certain price ceilings which require manufacturers to, among other things, pay refunds for prescriptions filled based on the applicable ceiling price limits. Beginning in the first quarter of 2017, pursuant to the Bipartisan Budget Act of 2015, manufacturers are required to pay additional rebates to state Medicaid programs if the prices of their non-innovator products rise at a rate faster than inflation (as continues to be the case for innovator products); this requirement previously existed only as to branded or innovator products.
The federal government may continue to pursue legislation aimed at containing or reducing payment levels for prescription pharmaceuticals paid for in whole or in part with government funds. These efforts could have material consequences for the pharmaceutical industry and the Company. From time to time, legislative changes are made to government healthcare programs that impact our business. The U.S. Congress continues to examine various Medicare and Medicaid policy proposals that may result in a downward pressure on the prices of prescription products in these programs, including, for example, as part of the Inflation Reduction Act of 2022 (IRA) that was enacted in August 2022. However, it is unclear how the IRA will be effectuated or changed under the new U.S. administration or the degree of impact that the IRA will ultimately have upon our business remains unclear. See Item 1A. Risk Factors - “The availability of third-party reimbursement for our products is uncertain, and we may find it difficult to maintain current price levels. Additionally, the market may not accept those products for which third-party reimbursement is not adequately provided, and government-led efforts may seek to legislate or otherwise effect lower prices for our products.”
Under the PPACA, pharmaceutical manufacturers of branded prescription products must pay an annual fee to the federal government. Each individual pharmaceutical manufacturer must pay a prorated share of the total industry fee based on the dollar value of its branded prescription product sales to specified federal programs.

In addition, the U.S. pharmaceutical industry has also been significantly impacted by other major legislative initiatives and related political contests. For instance, the PPACA has been subject to court challenges and repeal efforts, some of which have been successful, that have created considerable uncertainties for all businesses involved in healthcare, including our own. For example, the U.S. Tax Cuts and Jobs Act of 2017 (TCJA) repealed the requirement that individuals maintain health insurance coverage or face a penalty (known as the individual mandate). In June 2021, the U.S. Supreme Court held that state and individual plaintiffs did not have standing to challenge the minimum essential coverage provision of the PPACA; in so holding, the U.S. Supreme Court did not consider larger constitutional questions about the validity of this provision or the validity of the PPACA in its entirety. Ongoing efforts to repeal, substantially amend, eliminate or reduce funding for the PPACA may threaten the stability of the insurance marketplace and may have consequences for the coverage and accessibility of prescription drugs. Further, other legislative changes also have been proposed and adopted since passage of the ACA. These have, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers.
In addition, we participate in the 340B Drug Pricing Program (the 340B Program), the Medicaid Drug Rebate Program, and other federal and state government pricing programs in the U.S. in order to obtain coverage for our products by certain government health care programs. These programs generally require us to make disclosures and to pay substantial rebates or offer our drugs at substantial discounts to certain purchasers (including “covered entities” purchasing under the 340B Program). Changes to our obligations under these government pricing programs occur frequently and program requirements are often ambiguous, and we cannot predict how future guidance or rules would affect our profitability (including the potential for increases in our overall Medicaid rebate liability and the obligation to charge greatly reduced prices to covered entities). For a discussion of the developments impacting our participation in the 340B program, see risk factor entitled “Our reporting and payment obligations under Medicaid and other governmental drug pricing programs are complex and may involve subjective decisions. Any failure to comply with those obligations could subject us to penalties and sanctions” in Part 1A of this report.
We are also required to discount our products to authorized users of the Federal Supply Schedule of the General Services Administration, under which additional laws and requirements apply. These programs require submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas and regulatory guidance, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations, and the guidance governing such calculations is not always clear. Compliance with such requirements can require significant investment in personnel, systems and resources. Failure to properly calculate prices, or to offer required discounts or rebates could subject us to substantial penalties.
At the state level, legislatures and regulatory agencies have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biotherapeutic product pricing, including restrictions on pricing or reimbursement at the state government level, limitations on discounts to patients, advance notices of price increases, marketing cost disclosure and transparency measures, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing. In addition, some states have enacted legislation that requires entities to pay assessments or taxes on the sale or distribution of opioid medications in order to address the misuse of prescription opioid medications or implemented price controls on pharmaceutical manufacturers, including authorities to limit reimbursement for certain drugs. Such efforts may expand to additional states. These laws may materially affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.
As a result of these developments and trends, third-party payers are increasingly attempting to contain healthcare costs by limiting coverage and the level of reimbursement of new drugs. These entities could refuse, limit or condition coverage for our products. Due to general uncertainty in the current regulatory and healthcare policy environment, and specifically regarding positions that the new U.S. administration may take with respect to these issues, we are unable to predict the impact of any legislative, regulatory, third-party payer or policy actions, including potential cost containment and healthcare reform measures. In addition, it is also possible that CMS could issue new rulemaking or guidance that would affect the amount of rebates owed under the MDRP.
Healthcare Fraud and Abuse Laws
We are subject to various federal, state and local laws and regulations targeting fraud and abuse in the healthcare industry, violations of which can lead to civil and criminal penalties, including fines, imprisonment and exclusion from participation in federal healthcare programs. These laws are potentially applicable to us as both a manufacturer and a supplier of products reimbursed by federal healthcare programs, and they also apply to hospitals, physicians and other potential purchasers of our products. If we fail to comply with those laws, we could face substantial penalties and our business, results of operations, financial condition, and prospects could be adversely affected.

The U.S. federal Anti-Kickback Statute (42 U.S.C. § 1320a-7b) prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Remuneration is not defined in the federal Anti-Kickback Statute and has been broadly interpreted to include anything of value, including for example, gifts, discounts, coupons, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. Under the federal Anti-Kickback Statute and the applicable criminal healthcare fraud statutes contained within 42 U.S.C. § 1320a-7b, a person or entity need not have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim, including items or services resulting from a violation of 42 U.S.C. § 1320a-7b, constitutes a false or fraudulent claim for purposes of the civil U.S. False Claims Act (FCA), which is discussed below, or the civil monetary penalties statute, which imposes fines against any person who is determined to have presented or caused to be presented claims to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. The federal Anti-Kickback Statute and implementing regulations provide for certain exceptions for “safe harbors” for certain discounting, rebating or personal services arrangements, among other things, which were amended in 2020. However, the lack of uniform court interpretation of the federal Anti-Kickback Statute, coupled with novel enforcement theories by government authorities and stayed implementation of certain regulatory changes, make compliance with the law difficult. Violations of the federal Anti-Kickback Statute can result in significant criminal fines, exclusion from participation in Medicare and Medicaid and follow-on civil litigation, among other things, for both entities and individuals.
The civil FCA, federal civil monetary penalties law, and similar state laws impose civil and criminal liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the FCA and similar state laws allow a private individual to bring civil actions on behalf of the federal or state government and to share in any monetary recovery. The U.S. Federal Physician Payments Sunshine Act of 2019 and similar state laws impose reporting requirements for various types of payments to physicians and teaching hospitals. Failure to comply with reporting requirements under these and other laws could subject manufacturers and others to substantial civil money penalties. In addition, government entities and private litigants have asserted claims under state consumer protection statutes against pharmaceutical and medical device companies for alleged false or misleading statements in connection with the marketing, promotion and/or sale of pharmaceutical and medical device products, including state investigations of Endo International plc regarding vaginal mesh devices previously sold by certain of our operating subsidiaries and investigations and litigation by certain government entities regarding the prior promotional practices of certain of our operating subsidiaries with respect to opioid products.
The Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters.
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and their respective implementing regulations, impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Although pharmaceutical companies generally are not considered to be a covered entity or business associate under HIPAA, we could be subject to penalties if we use or disclose individually identifiable health information in a manner not authorized or permitted by HIPAA. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.
International Regulations
Through our international operations, the Company is subject to laws and regulations that differ from those under which the Company operates in the U.S. In most cases, non-U.S. regulatory agencies evaluate and monitor the safety, efficacy and quality of pharmaceutical products, govern the approval of clinical trials and product registrations and regulate pricing and reimbursement. Certain international markets have differing product preferences and requirements and operate in an environment of government-mandated, cost-containment programs, including price controls, such as the Patented Medicine Prices Review Board (PMPRB) in Canada.

In Canada, the Regulations Amending the Patented Medicines Regulations (Additional Factors and Information Reporting Requirements) (the Amendments) came into force on July 1, 2022. The Amendments made a number of changes to the regulation of Canadian drug prices by the PMPRB. The PMPRB is an administrative board with a mandate to protect Canadians from excessive pricing of patented medicines. Pharmaceutical manufacturers that are patentees are required to report applicable patents and file sales information so the PMPRB can monitor for excessive pricing as long as the product is considered to be a patented medicine. If it is determined the average price for a patented medicine is too high based on pricing tests developed by the PMPRB, a payment must be made to the PMPRB to offset the excessive revenues that were generated and/or the price of the medicine must be reduced. The PMPRB’s authority to regulate the price of a drug product is linked to patent protection, specifically when there is a patent to an invention that is intended or capable of being used for medicine or for the preparation or production of medicine.
Certain governments have placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic products and enacted across-the-board price cuts as methods of cost control.
Whether or not FDA approval has been obtained for a product, approval of the product by comparable regulatory authorities of other governments must be obtained prior to marketing the product in those jurisdictions. The approval process may be more or less rigorous than the U.S. process and the time required for approval may be longer or shorter than in the U.S.
Environmental Matters
Our operations are subject to substantial federal, state and local environmental laws and regulations concerning, among other matters, the generation, handling, storage, transportation, treatment and disposal of, and exposure to, hazardous substances. Violation of these laws and regulations, which may change, can lead to substantial fines and penalties. Many of our operations require environmental permits and controls to prevent and limit pollution of the environment. We believe that our facilities and the facilities of our third-party service providers are in substantial compliance with applicable environmental laws and regulations. As part of our corporate responsibility strategy, we are committed to operating our business in a responsible manner that seeks to minimize environmental impact, while promoting the safe, efficient and responsible use of global resources.
Service Agreements
We contract with various third parties to provide certain critical services including manufacturing, packaging, supply, warehousing, distribution, customer service, certain financial functions, certain R&D activities and medical affairs, among others. See Note 13. License, Collaboration and Asset Acquisition Agreements and Note 17. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report for additional information.
We primarily purchase our raw materials for the production and development of our products in the open market from third-party suppliers. We attempt, when possible, to mitigate our raw material supply risks through inventory management and alternative sourcing strategies. However, some raw materials are only available from one source. We are required to identify the suppliers of all raw materials for our products in the drug applications that we file with the FDA. If the raw materials from an approved supplier for a particular product become unavailable, we would be required to qualify a substitute supplier with the FDA, which would likely interrupt manufacturing of the affected product. See Item 1A. Risk Factors for further discussion on the risks associated with the sourcing of our raw materials.
License & Collaboration Agreements and Acquisitions
We continue to seek to enhance our product line and develop a diversified portfolio of products through product acquisitions and in-licensing or acquiring licenses to products, compounds and technologies from third parties. The Company enters into strategic alliances and collaborative arrangements with third parties, which give the Company rights to develop, manufacture, market and/or sell pharmaceutical products, the rights to which are primarily owned by these third parties. These alliances and arrangements can take many forms, including licensing arrangements, co-development and co-marketing agreements, co-promotion arrangements, research collaborations and joint ventures. Such alliances and arrangements enable us to share the risk of incurring all R&D expenses that do not lead to revenue-generating products; however, because profits from alliance products are shared with the counter-parties to the collaborative arrangement, the gross margins on alliance products are generally lower, sometimes substantially so, than the gross margins that could be achieved had the Company not opted for a development partner. Refer to Note 13. License, Collaboration and Asset Acquisition Agreements in the Consolidated Financial Statements included in Part IV, Item 15 of this report for additional information.
Human Capital Resources
As of March 4, 2025, we have 3,116 employees. With the exception of approximately 230 production personnel in our Rochester, Michigan manufacturing facility, our employees are generally not represented by unions. A three year collective bargaining agreement with United Steelworkers Local 176, which affects the production personnel in our Rochester, Michigan manufacturing facility, was ratified on May 31, 2024 and will expire on February 28, 2027. We believe that our relations with our employees are good.

Information about our Executive Officers
The following table sets forth, as of March 13, 2025, information about our executive officers:

Name	Age	Position and Offices
Scott A. Hirsch	48	Interim Chief Executive Officer
Patrick A. Barry	57	Executive Vice President; President Global Commercial Operations
Mark T. Bradley	56	Executive Vice President; Chief Financial Officer
Matthew J. Maletta	53	Executive Vice President; Chief Legal Officer and Secretary
James P. Tursi, M.D.	60	Executive Vice President, Global Research & Development
Scott A. Hirsch was appointed to serve as the Company’s Interim Chief Executive Officer effective August 29, 2024 and has served as a member of the Board of Directors (the Board) since April 23, 2024. Mr. Hirsch has over 20 years of experience in healthcare operations, investment management, and financial services. He has served as an executive operator and board member for privately held companies within Blackstone, Bain Capital, and Lauder Partner portfolios. Mr. Hirsch was formerly the CEO of Solta Medical, where he led the business growth, investment cycle, and global infrastructure development for a healthcare company operating in over 50 countries. Prior to Solta Medical, Mr. Hirsch was the President of the Ortho Dermatologics and OraPharma business segments and the Chief Business Officer of Bausch Health/Bausch & Lomb. In those roles, he had responsibility for operational performance, capital allocation, strategic planning, M&A, and investor communications. He additionally held the role of President of the Bausch Foundation and Patient Access with oversight of government affairs, product donation, and charitable giving. Prior to Bausch, Mr. Hirsch was a Portfolio Manager at Citadel’s Surveyor Capital fund overseeing investment and risk management decisions for a healthcare investment portfolio. Mr. Hirsch previously served in the investment banking group of Credit Suisse, where he was recognized by Institutional Investor magazine as a top Equity Research Analyst covering Specialty Pharmaceuticals, Biotechnology, and Global Generics companies. Mr. Hirsch began his career as a venture capital operator in product development, sales, and marketing roles at J.P. Morgan Partners and Morgan Stanley Ventures portfolio companies including Medsite, a healthcare technology company that was acquired by WebMD. Mr. Hirsch holds an M.B.A. in Healthcare Management and Finance from The Wharton School and B.F.A. with honors from The Rhode Island School of Design.
Patrick A. Barry served as Executive Vice President; President Global Commercial Operations of Endo International plc from April 2020 and continues to serve as Executive Vice President; President Global Commercial Operations following consummation of the Plan on the Effective Date. In this role, Mr. Barry has responsibility for our global commercial organization across each of our four reportable segments, including Branded Pharmaceuticals, Sterile Injectables, Generic Pharmaceuticals and International Pharmaceuticals. Mr. Barry previously served as Executive Vice President and Chief Commercial Officer, U.S. Branded Business of Endo International plc from February 2018 to April 2020, after joining Endo International plc in December 2016 as Senior Vice President, U.S. Branded Pharmaceuticals. Prior to joining Endo International plc, Mr. Barry worked at Sanofi S.A. from 1992 until December 2016, holding roles of increasing responsibility in areas such as Sales Leadership, Commercial Operations, Marketing, Launch Planning and Training and Leadership Development. Most recently, Mr. Barry served at Sanofi S.A. as its General Manager and Head of North America General Medicines starting in September 2015 and as Vice President and Head of U.S. Specialty from April 2014 until August 2015. During this time, Mr. Barry oversaw three complex and diverse businesses with responsibility for leading sales and marketing activities for branded and generic products across the U.S. and Canada. Mr. Barry has a diverse therapeutic experience including aesthetics and dermatology, oncology, urology, orthopedics and medical device and surgical experience. Mr. Barry holds a Master of Business Administration degree from Cornell University, Johnson School of Management and a Bachelor of Arts degree in Public Relations and Marketing from McKendree University.
Mark T. Bradley served as Executive Vice President; Chief Financial Officer of Endo International plc from March 2020 and continues to serve as Executive Vice President; Chief Financial Officer following consummation of the Plan on the Effective Date. Mr. Bradley previously served as Senior Vice President, Corporate Development & Treasurer of Endo International plc from June 2017 to March 2020. Mr. Bradley joined Endo International plc in January 2007 as a Finance Director and held various positions of increasing responsibility. Prior to joining Endo International plc, Mr. Bradley spent nearly seven years as a management consultant, most recently with Deloitte Consulting, providing a broad range of strategic and operational advice and services to senior executives across a number of industries. In addition, Mr. Bradley served as a Finance Director for an industrial products company for approximately two years. Mr. Bradley spent the first five years of his career in public accounting at Ernst & Young LLP. Mr. Bradley is a licensed Certified Public Accountant and holds a Bachelor of Science degree in Accounting from Saint Joseph’s University and a Master of Business Administration from The University of Texas at Austin.

Matthew J. Maletta served as Executive Vice President and Chief Legal Officer of Endo International plc from May 2015 until the consummation of the Plan, and as Company Secretary of Endo International plc from June 2020, and continues to serve as Executive Vice President; Chief Legal Officer and Secretary following consummation of the Plan on the Effective Date. Mr. Maletta has global responsibility for all legal matters affecting us. Prior to joining Endo International plc in 2015, Mr. Maletta served as Vice President, Associate General Counsel and Corporate Secretary of Allergan. In this position, Mr. Maletta served as an advisor to the Chief Executive Officer and the board of directors and supervised several large transactions, including the $70 billion acquisition of Allergan by Actavis in 2015. Mr. Maletta also played a key role defending Allergan from an unsolicited takeover bid by Valeant Pharmaceuticals and Pershing Square Capital Management in 2014. Mr. Maletta joined Allergan in 2002 and during his tenure, held roles of increased responsibility, including serving as the lead commercial attorney for Allergan’s aesthetics businesses for several years and as Head of Human Resources in 2010. Prior to joining Allergan, Mr. Maletta was in private practice, focusing on general corporate matters, finance, governance, securities and transactions. Mr. Maletta holds a Bachelor of Arts degree in political science from the University of Minnesota, summa cum laude and Phi Beta Kappa, and a Juris Doctor degree, cum laude, from the University of Minnesota Law School.
James P. Tursi, M.D. served as Executive Vice President, Global Research & Development of Endo International plc from January 2022 and continues to serve as Executive Vice President, Global Research & Development following consummation of the Plan on the Effective Date. In this role, Dr. Tursi is responsible for leading global research & development, medical affairs and regulatory operations. Prior to joining Endo International plc, Dr. Tursi held senior leadership roles at Ferring Pharmaceuticals USA, Antares Pharmaceuticals and Aralez Pharmaceuticals. Prior to Aralez, Dr. Tursi was Chief Medical Officer and Vice President of Clinical R&D at Auxilium Pharmaceuticals until its acquisition by Endo International plc in 2015. Dr. Tursi practiced medicine and surgery for over ten years and created a medical education company, I Will Pass®, which assisted physicians in the process of board certification. Dr. Tursi performed his residency in Gynecology and Obstetrics at the Johns Hopkins Hospital, holds a Bachelor of Science degree in Chemistry and Biology from Ursinus College and a Doctor of Medicine degree from the Medical College of Pennsylvania. Dr. Tursi is a member of the Ideal Image and Metavia, Inc. (formerly, NueroBo Pharmaceuticals) Boards of Directors. Previously, Dr. Tursi served as a member of the Agile Therapeutics, Inc. Board of Directors from October 2014 to October 2022.
We have employment agreements with each of our executive officers.
Available Information
Our internet address is www.endo.com. The contents of our website are not part of this report and our internet address is included in this document as an inactive textual reference only. We currently make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy reports and all amendments to those reports available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC.
You can access our filings through the SEC’s internet site: www.sec.gov (intended to be an inactive textual reference only).
Item 1A. Risk Factors
Risk Factor Summary
The following is a summary of the risk factors contained in this report that could adversely affect our business, financial condition, results of operations and cash flows. In addition to this summary, we encourage you to carefully review the full risk factors in their entirety.
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
•Our business and financial condition may be adversely affected by existing or future legislation and regulations and changes thereto.
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
Financial and Liquidity Related Risks
•We have substantial indebtedness as a result of the consummation of the Plan which may adversely affect our financial position and operating flexibility.
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
•We are subject to various laws, court orders and regulations pertaining to the marketing of our products and services, which are subject to change.
•The pharmaceutical industry is heavily regulated, which creates uncertainty about our ability to bring new products to market and imposes substantial compliance costs on our business; our failure to comply with these laws and regulations could have a material adverse impact.
•Changes in funding for the FDA and other government agencies could hinder our ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.
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
•New or increased tariffs and evolving trade relations between the U.S. and other countries, including China, could adversely affect us.
•We are subject to information privacy and data protection laws that include penalties for non-compliance.
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
•The ability to attract and retain key personnel is critical to the success of our business.

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
Risks Related to our Proposed Combination Transaction with Mallinckrodt
•A failure to complete and close the combination transaction with Mallinckrodt could cause reputational harm and have a negative impact on our business, operations, earnings, financial results and the trading and pricing of our common stock.
•Failure to realize the benefits expected from the combination transaction with Mallinckrodt could adversely affect the value of our common stock.
•Business uncertainties while the combination transaction with Mallinckrodt is pending may negatively impact our ability to attract and retain personnel.
•If the combination transaction with Mallinckrodt is not completed, we will have incurred substantial expenses without realizing the expected benefits of the combination transaction with Mallinckrodt.
•Our combination with Mallinckrodt may distract our management from their other responsibilities and the Transaction Agreement may limit our ability to pursue new opportunities.
•The Transaction Agreement contains provisions that limit our ability to pursue alternatives to the combination transaction and could discourage a potential competing transaction counterparty from making a favorable alternative transaction proposal to us.
•Shareholder litigation could prevent or delay the closing of the combination transaction with Mallinckrodt or otherwise negatively impact our business and operations.
•Our combination with Mallinckrodt is subject to the receipt of required approvals, consents and clearances from regulatory authorities, which if delayed or not granted or granted with unacceptable conditions, may prevent, delay or jeopardize the consummation of the combination transaction with Mallinckrodt, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the combination transaction with Mallinckrodt.
•We may not be successful in combining our generics and sterile injectables business with Mallinckrodt’s generics business and separating such combined business.

Risk Factors
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
Certain of our branded products do not currently compete with on-market generic products but are likely to face generic competition in the future. The entrance of generic competitors can occur at any time and cannot be predicted with certainty. For additional information on our patent protection, see “Business—Patents, Trademarks, Licenses and Proprietary Property” section included herein. Generic products we currently sell with generic exclusivity could in the future be subject to competition from other generic competitors. Many of our products, including XIAFLEX®, TESTOPEL®, SUPPRELIN® LA, ADRENALIN® and VASOSTRICT®, are also subject to competitive risks. During the first quarter of 2022, multiple competitive generic alternatives to VASOSTRICT® were launched, beginning with a generic that was launched at risk and began shipping toward the end of January 2022. Since then, additional competitive alternatives entered the market, including authorized generics.
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
Compounded drugs do not typically require the same R&D investments as either branded or generic drugs and, therefore, can compete favorably on price with both branded and generic versions of a drug. See “Business—Governmental Regulation” section included herein for further information. The introduction of compounded versions of our products by pharmacies or outsourcing facilities could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
•changes in the regulatory environment; and
•other risks that may be out of our control, including the decision by a collaboration partner to make substantial changes to a product’s formulation or design, or a collaboration partner refusing to perform its obligations under our collaboration agreement, which may cause delays and additional costs in developing and marketing a product.
Moreover, the development of our product candidates may be delayed by other events beyond our control. For example, action by the new Trump administration to limit federal agency budgets or personnel, may result in reductions to the FDA’s budget, employees, and operations, which may impact response times or review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates.
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
At any time and from time to time, we may consider selling certain assets if we determine that such assets are not critical to our strategy or we believe the opportunity to monetize the asset is attractive or for various other reasons, including for the reduction of indebtedness. For example, as further discussed in Note 5. Discontinued Operations and Asset Sales included in Part IV, Item 15 of this report, in 2022, Endo International plc divested of certain assets related to the retail generics business. Endo International plc also divested of certain intellectual property rights throughout each of the past three years. Although our preference is to engage in asset sales only if they advance or otherwise support our overall strategy, we may decide to sell assets in response to liquidity needs, and any such sale could reduce the size or scope of our business, our market share in particular markets or our opportunities with respect to certain markets, products or therapeutic categories. As a result, any such sale could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Third-party reimbursement for our products is uncertain and price levels may be difficult to maintain. Additionally, the market may not accept products for which third-party reimbursement is not adequately provided, and government-led efforts may lower prices for our products.
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
There have been several recent U.S. Congressional inquiries, hearings and proposed and enacted federal and state legislation and rules, as well as executive orders, designed to, among other things: (i) reduce or limit the prices of drugs and make them more affordable for patients, such as by tying the prices that Medicare reimburses for physician administered drugs to the prices of drugs in other countries; (ii) reform the structure and financing of Medicare Part D pharmaceutical benefits, including through increasing manufacturer contributions to offset Medicare beneficiary costs; (iii) bring more transparency to how manufacturers price their medicines; (iv) enable the government to directly negotiate prices for drugs covered under Medicare; (v) revise rules associated with the calculation of Medicaid Average Manufacturer Price and Best Price, including with regard to the manner in which pharmaceutical manufacturers may provide copayment assistance to patients and the identification of “line extension” drugs, which affect the amount of rebates that manufacturers must pay on prescription drugs under Medicaid; (vi) eliminate anti-kickback statute discount safe harbor protection for manufacturer rebate arrangements with Medicare Part D Plan Sponsors and pharmacy benefit managers on behalf of Part D Plan Sponsors; (vii) create new anti-kickback statute safe harbors applicable to certain point-of-sale discounts to patients and fixed-fee administrative fee payment arrangements with pharmacy benefit managers; and (viii) facilitate the importation of certain lower-cost drugs from other countries. In addition, state legislatures and regulatory agencies have enacted legislation and regulations designed to control pharmaceutical and biological product pricing, including restrictions on pricing or reimbursement at the state government level, limitations on discounts to patients, advance notices of price increases, marketing cost disclosure and transparency measures, and, in some cases, policies to encourage importation of drugs from other countries (subject to federal approval) and bulk purchasing, including the National Medicaid Pooling Initiative. While we cannot predict the final form of any pending legislative, regulatory and/or administrative measures, as well as the impact of any ongoing or future legal challenges to such measures, pending and enacted legislative proposals or executive rulemaking, such as those incorporating Most-Favored-Nation models, or changes in legislative or policy priorities by the Trump administration, could significantly reduce the coverage and levels of reimbursement for our products.
In addition, in August 2022, the United States enacted the IRA. Subject to subsequent rulemaking, this act, among other changes: (i) gives HHS the ability and authority to directly negotiate with manufacturers the price that Medicare will pay for certain drugs; (ii) requires manufacturers of certain Part B and Part D drugs to issue rebates to HHS based on certain calculations and triggers, such as when drug price increases outpace the rate of inflation; (iii) places certain limitations on out-of-pocket spending for Medicare Part D enrollees; (iv) implements a 15% corporate alternative minimum tax on book income on corporations whose average annual adjusted financial statement income during the most recently-completed three-year period exceeds $1.0 billion; (v) implements a 1% excise tax on net stock repurchases; and (vi) implements several tax incentives to promote clean energy. These provisions started taking effect incrementally in late 2022 and currently are subject to various legal challenges. For example, CMS has released initial revised guidance addressing the Medicare Part B and Medicare Part D inflation rebate provisions of the IRA. In addition, in January 2025, CMS announced the list of 15 Part D drugs selected for the second round of price negotiation under the Medicare Drug Price Negotiation Program, which negotiated prices are slated to take effect in 2027; our revenues may be significantly impacted if one or more of our products are eventually selected for evaluation under this program. While the impact of the IRA was not material to us in 2023 or 2024, we are continuing to evaluate the act and its requirements, as well as any potential impact on our business. The IRA is currently subject to legal challenges and it is unclear how the IRA will be effectuated or changed under the Trump administration, but it is possible that the act will have a material adverse effect on our business, financial condition, results of operations and cash flows in the future.
President Trump has taken additional action to limit or change healthcare policies pursued by the Biden Administration. For example, President Trump rescinded an executive order issued by former President Biden, pursuant to which the Center for Medicare and Medicaid Innovation (CMMI) created three drug pricing experiments, and it is unclear whether CMMI will continue to pursue some or any of these models. Likewise, it remains unclear whether the new U.S. administration will continue an initiative announced by the Biden administration to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for, or additional pricing pressures on, any of our current products or product candidates approved in the future. These cost containment measures may include, among other possible actions, implementation or modification of controls on government funded reimbursement for drugs, mandatory discount requirements under certain government sponsored programs, caps on drug reimbursement under commercial insurance, challenges to the pricing of drugs or limits or prohibitions on reimbursement for specific products through other means, reform of drug importation laws, delegation of decision making to state Medicaid agencies and waiver of coverage and reimbursement requirements, mechanisms utilized by managed care organizations to control utilization of drugs and other health care, and prohibition on direct-to-consumer advertising or drug marketing practices. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or at the state level or any other jurisdiction. If we or any third parties we may rely on are slow or unable to adapt to changes in existing or new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, any current or future product candidates we develop may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.
We expect that these and other healthcare reform measures may result in more rigorous coverage criteria and additional downward pressure on the price that we may receive for any product approved in the future, which could have an adverse effect on demand for our products. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The adoption of cost containment measures or other healthcare reforms, and our associated compliance obligations, may prevent us from being able to generate revenue, attain profitability or commercialize any product candidates, if approved. The unavailability of, or a reduction in, the reimbursement of our products could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
The pharmaceutical supply chain has been increasingly challenged by the vulnerability of distribution channels to illegal counterfeiting and the presence of counterfeit products in a growing number of markets and over the internet. Third parties may illegally distribute and sell counterfeit versions of our products that do not meet the rigorous manufacturing and testing standards that our products undergo. Counterfeit products are frequently unsafe or ineffective and can be potentially life-threatening. Counterfeit medicines may contain harmful substances, the wrong dose of APIs or no API at all. However, to distributors and users, counterfeit products may be visually indistinguishable from the authentic version.
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
Our business and financial condition may be adversely affected by existing or future legislation and regulations and changes thereto.
We cannot predict with any certainty how existing laws may be applied or how laws or legal standards may change in the future, including as a result of executive orders. Current or future legislation and regulations, whether state or federal, or in any of the non-U.S. jurisdictions with authority over our operations, may have a material adverse effect on our business, financial condition, results of operations and cash flows.
In Canada, certain regulations increase the risk that the prices of our pharmaceutical products could be deemed excessive or otherwise result in us having to reduce the prices of our products or increase the payments we make to the Canadian government.
Current or future laws or regulations could have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Business—Governmental Regulation” section included herein for further information.
Our customer concentration may adversely affect our financial condition and results of operations.
We primarily sell our products to wholesalers, retail drug store chains, supermarket chains, mass merchandisers, distributors, mail order accounts, hospitals and/or government agencies. Our wholesalers and/or distributors purchase products from us and, in turn, supply products to retail drug store chains, independent pharmacies, hospitals, long-term care facilities, clinics, home infusion pharmacies, government facilities and MCOs. Our current customer group reflects significant consolidation in recent years, marked by mergers and acquisitions and other alliances. Consolidations and joint purchasing arrangements have resulted in increased pricing and other competitive pressures on pharmaceutical companies, including us. Additionally, the emergence of large buying groups representing independent retail pharmacies and other distributors and the prevalence and influence of MCOs and similar institutions have increased the negotiating power of these groups, enabling them to attempt to extract various demands, including, without limitation, price discounts, rebates and other restrictive pricing terms. These competitive trends could continue in the future and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Refer to Note 4. Summary of Significant Accounting Policies included in Part IV, Item 15 of this report for additional information about the customers that have contributed more than 10% or more of total consolidated revenues for the periods presented in this report.
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
We are dependent on third parties to provide us with various estimates as a basis for our financial reporting. While we undertake certain procedures to review the reasonableness of this information, we cannot obtain absolute assurance over the accounting methods and controls over the information provided to us by third parties. As a result, we are at risk of them providing us with erroneous data which could impact our reporting. See “Critical Accounting Estimates” in Part II, Item 7 of this report “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our most significant accounting estimates.
We may encounter difficulties in our manufacturing processes for our biologics products, which could materially adversely affect our results of operations or delay or disrupt the manufacture and supply of those products which are reliant upon our manufacturing operations.
The manufacture of biologic products requires significant expertise and capital investment. We manufacture CCH, which is included in XIAFLEX®, in our Horsham, Pennsylvania facility. Biologics such as CCH require processing steps that are highly complex and generally more difficult than those required for most chemical pharmaceuticals. In addition, TESTOPEL® is manufactured using a unique, proprietary process. If the manufacturing processes are disrupted at the facilities where our biologic products are manufactured, it may be difficult to find alternate manufacturing sites. We may encounter difficulties with the manufacture of CCH and the active ingredient of TESTOPEL®, which could delay, disrupt or halt our manufacture of such products and/or product candidates, result in supply disruption or delay, product recalls, market withdrawals or product liability claims, require write-offs or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our business depends on the efficient and uninterrupted operation of our computer and communications systems and networks, hardware and software systems and our other information technology. As such, we continue to invest financial and other resources to maintain, enhance, further develop, replace or add to our information technology infrastructure. Such efforts carry risks such as cost overruns, project delays and business interruptions, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, these measures are not guaranteed to protect against all cybersecurity incidents.
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
For the Successor year ended December 31, 2024, the Predecessor period January 1, 2024 through April 23, 2024 and the year ended December 31, 2023 (Predecessor), approximately 4% of the business’s total revenues were from customers outside the United States. Some of these sales were to governmental entities and other organizations with extended payment terms. Conducting business internationally, including the sourcing, manufacturing, development, sale and distribution of our products and services across international borders, subjects us to extensive U.S. and foreign governmental trade regulations, such as various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act (the FCPA), export control laws, customs and import laws and anti-boycott laws. The FCPA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. We cannot provide assurance that our internal controls and procedures will always protect us from criminal acts committed by our employees or third parties with whom we work. If we are found liable for violations of the FCPA or other applicable laws and regulations, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, we could suffer significant criminal, civil and administrative penalties, including, but not limited to, imprisonment of individuals, fines, denial of export privileges, seizure of shipments, restrictions on certain business activities and exclusion or debarment from government contracting, as well as reputational harm. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.
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
•the imposition of or changes in sanctions, duties and new or increased tariffs, license obligations and other non-tariff barriers to trade;
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
•pandemics, epidemics or outbreaks of infectious diseases as described under “Widespread health problems could materially and adversely affect our business”;
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
Additionally, our product development programs have been, and may continue to be, adversely affected by epidemics, pandemics and other widespread health problems. Public health directives may cause delays, increased costs and additional challenges in our product development programs, including obtaining adequate patient enrollment and successfully bringing product candidates to market. In addition, we may face further challenges receiving regulatory approvals as previously scheduled dates or anticipated deadlines for action by the FDA on our applications and products in development could be subject to delays beyond our control.
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
Our business exposes us to significant potential risks from lawsuits and other material legal proceedings including, but not limited to, matters associated with the testing, manufacturing, marketing, sale and use of our products. Some plaintiffs have received substantial damage awards against or entered into significant settlements with healthcare companies based upon various legal theories including, without limitation, claims for injuries allegedly caused by the use of their products. We may in the future be subject to various lawsuits, product liability claims, other material legal proceedings, governmental investigations and/or product recalls, any of which could have a material adverse effect on our company. Additionally, we cannot assure you whether we will be subject to claims for actions by the pre-emergence Debtors. For example, in April 2024, Endo International plc, along with 35 other defendants, were the subject of a private complaint alleging price-fixing and similar matters. The complaint specifically included a reference that the plaintiffs reserved their rights to bring claims against Endo, Inc. following emergence. The claims included in the complaint are similar to other claims that were consolidated in a federal multidistrict litigation in the U.S. District Court for the Eastern District of Pennsylvania and subsequently discharged in accordance with the Plan. For additional information, see Note 17. Commitments and Contingencies included in Part IV, Item 15 of this report.
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
Risks Related to our Indebtedness and Liquidity
We have substantial indebtedness as a result of the consummation of the Plan which may adversely affect our financial position and operating flexibility.
We have a substantial amount of indebtedness. In connection with the consummation of the Plan, we incurred indebtedness of $2.5 billion, consisting of a $1.5 billion senior secured term loan facility, a $0.4 billion superpriority senior secured revolving credit facility that was undrawn as of December 31, 2024 and $1.0 billion aggregate principal amount of senior secured notes. This substantial amount of indebtedness could have important consequences to us, including:
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
Goodwill and other intangibles have historically represented a significant portion of the Predecessor assets. As of December 31, 2024 and December 31, 2023, indefinite-lived intangibles, including goodwill, as applicable, and other intangibles comprised approximately 42% and 55%, respectively, of total assets. The valuation of identified tangible and intangible assets in connection with the application of fresh start accounting is reflected in Note 3. Fresh Start Accounting included in Part IV, Item 15 of this report. Indefinite-lived intangible assets are subject to impairment tests at least annually. Additionally, impairment tests must be performed for certain assets whenever events or changes in circumstances indicate such assets’ carrying amounts may not be recoverable.
Events giving rise to asset impairments are an inherent risk in the pharmaceutical industry and often cannot be predicted. As a result of the significance of intangible assets, including potentially goodwill, our results of operations and financial position in future periods could be negatively impacted should future impairments of these assets occur. For additional discussion, refer to “Critical

Accounting Estimates” in Part II, Item 7 of this report “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our variable rate indebtedness exposes us to interest rate risk, which could cause our debt costs to increase significantly.
Our borrowings under the new revolving credit facility and new term loan facility are at variable rates of interest, exposing us to interest rate risks. Any future borrowings could also be at variable rates. We will be exposed to the risk of rising interest rates to the extent that we fund our operations with short-term or variable-rate borrowings. As of December 31, 2024, we had debt with an aggregate principal amount totaling $2.5 billion, including $1.5 billion of floating-rate debt under the new term loan facility. If the Secured Overnight Financing Rate (SOFR) increases in the future, such increases in interest expense on our floating-rate debt could have a material adverse effect on our interest expense.
We may not realize the anticipated benefits from our strategic actions.
We continue to seek to optimize our operations and increase our overall efficiency through strategic actions. These actions may involve decisions to exit manufacturing or research sites, transfer the manufacture of products to other internal and external sites within our manufacturing network and simplify business process activities. There can be no assurance that we will achieve the benefits and savings of actions such as these in the expected amounts and/or with the expected timing, if at all. We will also incur certain charges in connection with such actions and future costs could also be incurred. It is also possible that charges and cash expenditures associated with such actions could be higher than estimated. Any of these risks could ultimately have a material adverse effect on our business, financial condition, results of operations and cash flows.
Risks Related to our Legal and Regulatory Environment
Agreements between branded and generic pharmaceutical companies are facing increased government scrutiny.
We are and may in the future be involved in patent litigations in which generic companies challenge the validity or enforceability of our products’ listed patents and/or the applicability of these patents to the generic applicant’s products. Likewise, we are and may in the future be involved in patent litigations in which we challenge the validity or enforceability of innovator companies’ listed patents and/or their applicability to our generic products. Therefore, settling patent litigations has been and is likely to continue to be part of our business. Parties to such settlement agreements in the U.S., including us, are required by law to file them with the U.S. Federal Trade Commission (FTC) and the Antitrust Division of the DOJ for review. In some instances, the FTC has brought actions against brand and generic companies that have entered into such agreements, alleging that they violate antitrust laws. Even in the absence of an FTC challenge, other governmental or private litigants may assert antitrust or other claims relating to such agreements. We may receive formal or informal requests from the FTC or other governmental entities for information about any such settlement agreement we enter into or about other matters, and there is a risk that the FTC or other governmental or private litigants may commence an action against us alleging violation of antitrust laws or other claims.
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
Governmental authorities, including, without limitation, the FDA, impose substantial requirements on the development, manufacture, holding, labeling, marketing, advertising, promotion, distribution and sale of therapeutic pharmaceutical products. See “Business—Governmental Regulation” section included herein for further information.
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
Clinical trials can be delayed for reasons outside of our control, which can lead to increased development costs and delays in regulatory approval. It is possible that regulators, independent data monitoring committees, institutional review boards, safety committees, ethics committees and/or other third parties may request or require that we suspend or terminate our clinical trials for various reasons, including, among others, non-compliance with regulatory requirements, unforeseen safety issues or adverse side effects or failure to demonstrate a benefit from using our product candidates. There is substantial competition to enroll patients in clinical trials, and such competition has delayed clinical development of our products in the past. For example, patients could enroll in clinical trials more slowly than expected or could drop out before or during clinical trials. In addition, we may rely on collaboration partners that may control or make changes in trial protocol and design enhancements, or encounter clinical trial compliance-related issues, which may also delay clinical trials. The FDA may impose more arduous requirements on us regarding trial size or a long-term safety study that will significantly slow or forestall our development program. Product supplies may be delayed or insufficient to treat the patients participating in the clinical trials, and manufacturers or suppliers may not meet the requirements of the FDA or foreign regulatory authorities, such as those relating to the FDA’s cGMP regulations.
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
We may seek FDA approval for certain unapproved marketed products through the 505(b)(2) regulatory pathway. See “Business—Governmental Regulation” included herein for further information. Even if we receive approval for an NDA under Section 505(b)(2) of the FFDCA, the FDA may not take timely enforcement action against companies marketing unapproved versions of the product; therefore, we cannot be sure that that we will receive the benefit of any de facto exclusive marketing period or that we will fully recoup the expenses incurred to obtain an approval. In addition, certain competitors and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, this could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2).
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
We cannot determine what effect changes in laws, regulations or legal interpretations or requirements by the new Trump administration, the FDA, the courts or others, when and if promulgated or issued, or advisory committee meetings may have on our business in the future. Changes could, among other things, require expanded or different labeling, additional testing, monitoring of patients, interaction with physicians, education programs for patients or physicians, curtailment of necessary supplies, limitations on product distribution, the recall or discontinuance of certain products and additional recordkeeping. Any such changes could result in additional litigation and may have a material adverse effect on our business, financial condition, results of operations and cash flows. The evolving and complex nature of regulatory science and regulatory requirements, the broad authority and discretion of the FDA and the generally high level of regulatory oversight results in a continuing possibility that, from time to time, we will be adversely affected by regulatory actions despite our ongoing efforts and commitment to achieve and maintain full compliance with all regulatory requirements.
Changes in funding for the FDA and other government agencies could hinder our ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, payment of user fees and reauthorization of user fee programs, ability to hire and retain key personnel, as well as, statutory, regulatory and policy changes, and average review times at the FDA have fluctuated in recent years as a result. In addition, funding of other government agencies that support research and development activities that pertain to FDA review, such as research to understand new technologies or establish new standards, is subject to the political process, which is inherently fluid and unpredictable.

The current administration has implemented policies that may affect the FDA review process, including efforts to downsize the federal workforce, remove job elimination protections for federal workers, limit certain communications, and potentially interfere with user fee reauthorization. If political pressure or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
We are subject to laws that require us to enter into a Medicaid Drug Rebate Agreement, a 340B Pharmaceutical Pricing Agreement and agreements with the Department of Veterans Affairs as a condition for having our products eligible for payment under Medicare Part B and Medicaid. We have entered into such agreements. In addition, we are required to report certain pricing information to CMS, the Health Resources and Services Administration and the Department of Veterans Affairs on a periodic basis to facilitate rebate payments to the State Medicaid Programs, to set Medicare Part B reimbursement levels and to establish the prices that can be charged to certain purchasers, including 340B-covered entities and certain government entities. In addition, under the IRA, we may be required to enter into drug pricing negotiations. See “—Risks Related to our Business and Industry—Third-party reimbursement for our products is uncertain and price levels may be difficult to maintain. Additionally, the market may not accept products for which third-party reimbursement is not adequately provided, and government-led efforts may lower prices for our products.” Pricing and rebate calculations vary across products and programs, are complex and often subject to interpretation by regulatory agencies and the courts that can change and evolve over time. Incorrect reporting or price recalculations can increase compliance costs, result in an overage or underage in rebate liability for past quarters or affect the ceiling price at which we are required to offer our products. Civil monetary penalties can be applied if we fail to submit required price data on a timely basis or pay the required rebate, or if we are found to have made a misrepresentation in the reporting of our average sales price, knowingly submitted false price or product information, or knowingly and intentionally charged 340B-covered entities more than the statutorily mandated ceiling price. CMS could terminate our Medicaid Drug Rebate Agreement and Health Resources and Services Administration could terminate our 340B Pharmaceutical Pricing Agreement in which case federal payments may not be available under Medicaid or Medicare Part B. Any failure to comply with these laws and agreements could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In December 2020, CMS issued a final rule, referred to herein as the 2020 Final Rule, for Medicaid that made changes with regard to: (i) the calculation of Medicaid Best Price for certain value- or outcomes-based discounting arrangements; (ii) the standard for excluding the value of manufacturer copayment assistance and other patient support arrangements from the calculation of Average Manufacturer Price and Best Price; (iii) the identification of “line extension” drugs that are subject to higher Medicaid rebate liability; and (iv) establishment of additional drug utilization review requirements.
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
Employers may seek to reduce costs by reducing or eliminating employer group healthcare plans or transferring a greater portion of healthcare costs to their employees. Job losses or other economic hardships may also result in reduced levels of coverage for some individuals, potentially resulting in lower levels of healthcare coverage for themselves or their families. Further, in addition to the fact that the U.S. Tax Cuts and Jobs Act of 2017, as amended, eliminated the PPACA’s requirement that individuals maintain insurance or face a penalty, additional steps to limit or overturn the PPACA or to limit or end cost-sharing subsidies to lower-income Americans may increase instability in the insurance marketplace and the number of uninsured Americans. These economic conditions may affect patients’ ability to afford healthcare as a result of increased co-pay or deductible obligations, greater cost sensitivity to existing co-pay or deductible obligations and lost healthcare insurance coverage or for other reasons. We believe such conditions could lead to changes in patient behavior and spending patterns that negatively affect usage of certain of our products, including some patients delaying treatment, rationing prescription medications, leaving prescriptions unfilled, reducing the frequency of visits to healthcare facilities, utilizing alternative therapies or foregoing healthcare insurance coverage. Such changes may result in reduced demand for our products, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
For example, the manufacturing facilities qualified to manufacture the enzyme CCH, which is included in XIAFLEX®, are subject to such regulatory requirements and oversight. If such facilities fail to comply with cGMP requirements, we may not be permitted to sell our products or may be limited in the jurisdictions in which we are permitted to sell them. Further, if an inspection by regulatory authorities indicates that there are deficiencies, including non-compliance with regulatory requirements, we could be required to take remedial actions, stop production or close our facilities, which could disrupt the manufacturing processes and could limit the supply of CCH and/or delay clinical trials and subsequent licensure and/or limit the sale of commercial supplies. In addition, future non-compliance with any applicable regulatory requirements may result in refusal by regulatory authorities to allow use of CCH in clinical trials, refusal by the government to allow distribution of CCH within the United States or other jurisdictions, criminal prosecution, fines, recall or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products, refusal to allow the entering into of federal and state supply contracts and civil litigation.
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
New or increased tariffs and evolving trade relations between the United States and other countries could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We conduct business globally and our operations, including third-party suppliers, span numerous countries outside the United States. There is uncertainty about the future relationship between the United States and various other countries with respect to trade policies, treaties, government regulations and tariffs.
The U.S. government may seek to impose additional restrictions on international trade, such as increased tariffs on goods imported into the United States. Such tariffs could potentially disrupt our existing supply chains and impose additional costs on our business, including costs with respect to raw materials upon which our business depends. Furthermore, if tariffs, trade restrictions or trade barriers are placed on products such as ours by foreign governments, it could cause us to raise prices for our products, which may result in the loss of customers. If we are unable to pass along increased costs to our customers, our margins could be adversely affected. Additionally, it is possible that further tariffs may be imposed that could affect imports of APIs and other materials used in our products, or our business may be adversely impacted by retaliatory trade measures taken by other countries, including restricted access to APIs or other materials used in our products, causing us to raise prices or make changes to our products. Further, the continued threats of new or increased tariffs, sanctions, trade restrictions and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales. Given the volatility and uncertainty regarding the scope and duration of these tariffs and other aspects of U.S. international trade policy, under the current U.S. administration the impact on our operations and results is uncertain and could be significant. Further governmental action related to tariffs, additional taxes, regulatory changes or other retaliatory trade measures could occur in the future. Any of these factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are subject to information privacy and data protection laws that include penalties for non-compliance. Our failure to comply with various laws protecting the confidentiality of personal information, patient health information or other data could result in penalties and reputational damage.
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
The capital structure of Endo, Inc. is different from the historical capital structure of Endo International plc. Under fresh start accounting rules that were applied during the second quarter of 2024, (i) the reorganization value was assigned to Endo, Inc.’s identified tangible and intangible assets based on their respective fair values, with any excess recorded as goodwill; (ii) post-petition liabilities have generally be assumed by Endo, Inc. at their historical carrying values; (iii) the Exit Financing Debt liabilities are measured and recorded by Endo, Inc. at their fair values; and (iv) historical accumulated deficit and accumulated other comprehensive loss of Endo International plc is reset to zero by Endo, Inc. As applicable, Endo International plc’s liabilities subject to compromise and certain other liabilities were satisfied in accordance with the Plan’s terms. Thus, our balance sheets and statements of operations data as a result of the consummation of the Plan, including the Successor financial statements and notes included in this report, will not be comparable in many respects to the historical balance sheets and statements of operations data of Endo International plc., including the Predecessor financial statements and notes included in this report.

The bankruptcy proceedings may adversely affect our operations going forward.
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
Substantially all of the material claims against the Debtors that arose prior to the date of the bankruptcy filing were addressed during the chapter 11 proceedings or were resolved in connection with the Plan and the order of the Bankruptcy Court confirming the Plan. In addition, under chapter 11, the consummation of a plan of reorganization discharges a debtor from substantially all debts arising prior to the filing of a bankruptcy petition and certain debts arising afterwards. Certain claims and other obligations that arose prior to the bankruptcy filing may not be discharged, including certain debts owed to governmental entities arising from fraud. The discharge also may not apply to certain foreign claims in certain foreign jurisdictions to the extent such claims are deemed non-dischargeable under applicable foreign law. In addition, except in limited circumstances, claims against non-debtor subsidiaries are generally not subject to discharge under the Bankruptcy Code. Any claims that were not ultimately discharged pursuant to the Plan could be asserted against us or otherwise result in extended legal procedures that require significant expense and management attention and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
The ability to attract and retain key personnel is critical to the success of our business.
The success of our business heavily relies on our key personnel, including our senior executive team which is led by our Interim Chief Executive Officer (CEO). Attracting and retaining key personnel, including a CEO, is highly competitive and we may face specific challenges related to ongoing business uncertainties and potential organizational changes. If key personnel resign, retire or are otherwise unavailable, we may face significant productivity declines. Our failure or inability to attract and retain key personnel, or to successfully complete our CEO transition, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
The U.S. Government Economic Settlement provides for payment by Endo, Inc. of contingent consideration of $25.0 million per year for each of 2024 to 2028 (capped at $100.0 million in the aggregate) if EBITDA exceeds defined baselines, as set forth in the U.S. Government Economic Settlement. No payments have been made or accrued for related to the achievement of certain EBITDA outperformance targets.
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
Risks Related to our Proposed Combination Transaction with Mallinckrodt
A failure to complete and close the combination transaction with Mallinckrodt could cause reputational harm and have a negative impact on our business, operations, earnings, financial results and the trading and pricing of our common stock.
In the event that the combination transaction with Mallinckrodt is not completed and does not ultimately close, such failure to complete and close the combination transaction with Mallinckrodt could result in irreparable reputational harm as perceived by our partners, our employees, our investors, our shareholders, our peers, others in the industry and any other third party whether presently known or unknown. A failure to complete and close the combination transaction with Mallinckrodt could have a negative impact on our business, operations, earnings, financial results and the trading and pricing of our common stock.
Completion of the combination transaction is subject to several conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way, including the required approvals described below. In addition, either we or Mallinckrodt may terminate the Transaction Agreement (as defined below) under certain circumstances, including if the combination transaction is not completed by the end date determined pursuant to the Transaction Agreement. If the Transaction Agreement is terminated under certain specific circumstances, we may be required to pay Mallinckrodt a termination fee (the “Termination Fee”) as specified in the Transaction Agreement.
Failure to realize the benefits expected from the combination transaction with Mallinckrodt could adversely affect the value of our common stock.
There can be no assurance that we will actually realize any of the benefits expected from the combination transaction with Mallinckrodt or realize such benefits within the anticipated timeframe. Anticipated benefits from the combination transaction with Mallinckrodt include lower costs, increased revenues, synergies and growth opportunities. Achieving these benefits will depend, in part, on our ability to combine our and Mallinckrodt’s businesses successfully and efficiently. The challenges involved in this combination, which will be complex and time consuming, include the following:
•preserving our and Mallinckrodt’s customer and other important relationships and attracting new business relationships;
•integrating financial forecasting and controls, procedures and reporting cycles;
•consolidating and integrating corporate, information technology, finance and administrative infrastructures; and
•integrating employees and related HR systems and benefits, maintaining employee morale and retaining key employees.
If we do not successfully manage these issues and the other challenges inherent in the combination transaction with Mallinckrodt, then we may not achieve the anticipated benefits on our anticipated timeframe or at all and our revenue, expenses, operating results and financial condition and stock price could be materially adversely affected.
Business uncertainties while the combination transaction with Mallinckrodt is pending may negatively impact our ability to attract and retain personnel.
Uncertainty about the effect of the combination transaction with Mallinckrodt on our employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the combination transaction with Mallinckrodt is completed and could cause customers and others that deal with us to seek to change their existing business relationships with us. Retention or hiring of certain employees may be challenging while the combination transaction with Mallinckrodt is pending, as certain employees may experience uncertainty about their future roles with the combined company. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined entity, our business could be harmed.
If the combination transaction with Mallinckrodt is not completed, we will have incurred substantial expenses without realizing the expected benefits of the combination transaction with Mallinckrodt.
We have incurred substantial expenses in connection with the negotiation and entry into the Transaction Agreement (as defined below) and will incur additional expenses as we move toward completion of the combination transactions contemplated by the Transaction Agreement. If the combination transaction with Mallinckrodt is not completed, we would have to recognize the expenses we have incurred without realizing the expected benefits of the combination transaction with Mallinckrodt, which could materially impact our earnings and results of operations.
Our combination with Mallinckrodt may distract our management from their other responsibilities and the Transaction Agreement may limit our ability to pursue new opportunities.
Our combination with Mallinckrodt could cause our management to focus their time and energies on matters related to the combination transaction that otherwise would be directed to our business and operations. Any such distraction on the part of our management could affect our ability to service existing business and develop new business and adversely affect our business and earnings before the completion of the combination transaction with Mallinckrodt.
Additionally, the Transaction Agreement (as defined below) contains operating covenants that limit certain of our operating activities or require the approval of Mallinckrodt before we may engage in such activities during the pendency of the combination transaction with Mallinckrodt. These operating covenants may adversely affect our ability to develop or pursue new business opportunities.
The Transaction Agreement contains provisions that limit our ability to pursue alternatives to the combination transaction and could discourage a potential competing transaction counterparty from making a favorable alternative transaction proposal to us.
The Transaction Agreement (as defined below) contains provisions that make it more difficult for us to be acquired by, or enter into certain combination transactions with, a third party. The Transaction Agreement contains certain provisions that restrict our ability to, among other things, solicit, initiate or take any action to knowingly induce the making, submission or announcement of, or knowingly facilitate or encourage the submission of an alternative transaction, or participate or engage in any discussions or negotiations, or cooperate with any person, with respect to an alternative transaction. In addition, following our receipt of any alternative transaction proposal that constitutes a Superior Proposal (as defined in the Transaction Agreement), Mallinckrodt would have an opportunity to offer to modify the terms of the Transaction Agreement before our board may withhold, qualify or modify in a manner adverse to Mallinckrodt its recommendation with respect to the combination transaction and before we may terminate the Transaction Agreement. If the Transaction Agreement is terminated by us to enter into a superior proposal or by Mallinckrodt if our board withholds, qualifies or modifies, in a manner adverse to Mallinckrodt, its recommendation with respect to the combination transaction or takes certain similar actions, we would be required to pay the Termination Fee.
These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring or combining with all or a significant portion of us or pursuing an alternative transaction from considering or proposing such a transaction.

Shareholder litigation could prevent or delay the closing of the combination transaction with Mallinckrodt or otherwise negatively impact our business and operations.
We may incur additional costs in connection with the defense or settlement of any future shareholder lawsuits filed in connection with our proposed combination with Mallinckrodt. Such litigation could have an adverse effect on our financial condition and results of operations and could prevent or delay the consummation of the combination transaction with Mallinckrodt.

Our combination with Mallinckrodt is subject to the receipt of required approvals, consents and clearances from regulatory authorities, which if delayed or not granted or granted with unacceptable conditions, may prevent, delay or jeopardize the consummation of the combination transaction with Mallinckrodt, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the combination transaction with Mallinckrodt.
Our combination with Mallinckrodt is subject to customary closing conditions, including, among others, the receipt of the required approval by our stockholders and the expiration or termination of applicable waiting periods under the HSR Act of 1976, and other applicable laws. The governmental authorities whose approval we need generally have broad discretion in making their decisions. We can provide no assurance that required approvals, consents or clearances will be obtained in a timely manner or at all. Further, no assurance can be given that the required stockholder approval will be obtained or that the required closing conditions will be satisfied. If all required approvals, consents and clearances are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals, consents or clearances, which may impose requirements, limitations or costs or other restrictions on the conduct of the Company or the combined company following the combination transaction with Mallinckrodt. If the Transaction Agreement (as defined below) is terminated because the requisite approval of our stockholders is not obtained, then in certain circumstances we would be required to pay Mallinckrodt the Termination Fee.
We may not be successful in combining our generics and sterile injectables business with Mallinckrodt’s generics business and separating such combined business.
In connection with the combination transaction, we intend to combine our generics and sterile injectables business with Mallinckrodt’s generics business and separate the combined businesses. We may not be successful in our attempt to combine such businesses and may incur substantial costs in attempting to do so. In addition, we may not be able to achieve the full strategic and financial benefits that are expected to result from the separation. Further, there can be no assurance regarding the ultimate timing of the separation. Unanticipated developments could delay, prevent or otherwise adversely affect the timing of the separation, including but not limited to financial market conditions. Failure to separate the combined business may cause us to fail to realize the benefits from the combination transaction with Mallinckrodt or realize such benefits within the anticipated timeframe which could have an adverse effect on our revenue, expenses, operating results and financial condition.
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
The Company has procedures and safeguards designed to detect and/or prevent unauthorized access to confidential information and defend against cyber-attacks, both internally and with the assistance and partnership of cybersecurity experts, with a view toward addressing the ever-evolving threat landscape and changing cybersecurity regulations. As part of its role in risk oversight, the Audit & Finance Committee of the Company’s Board (Audit & Finance Committee) reviews the Company’s program for managing information security risks, including data privacy and data protection. Our cybersecurity framework, which is based on the National Institute of Standards and Technology Cybersecurity Framework, includes risks and controls embedded into our processes and technology, and measured and monitored by cybersecurity subject matter specialists. All employees and contractors with access to our Company’s systems must also complete mandatory comprehensive cybersecurity trainings periodically and participate in simulations which are deployed to educate and prepare users for cyber-attacks and similar risks.
Our information security program is guided by the Chief Information Security Officer (CISO) who reports to the Chief Information Officer (CIO), who reports to the Company’s Interim CEO. The current CISO has approximately twenty five years of experience serving in information security leadership roles across financial, software, government and life sciences industries, including previously operating in the role of the CISO for several large companies, and possesses the requisite education, skills, experience and industry certifications expected of an individual assigned to these duties. The IT Security Team, which is comprised of certain other cybersecurity focused team members, is responsible for addressing the dynamic threats against our electronic systems and assisting the workforce with handling system incidents, including centralizing the reporting, detection and response to incidents. Incident management and response processes define the recommended teams, actions and procedures needed to recognize and respond to an incident; assess the situation quickly and effectively; notify the appropriate individuals and organizations about the incident; organize the Company’s response activities, including activating a command center; escalate the Company’s response efforts based on the severity of the incident; and support the business recovery efforts being made in the aftermath of the incident. Additionally, third-party security experts are regularly engaged to monitor, assess, review and analyze the information technology landscape. The Company’s incident response framework also defines the roles with respect to cybersecurity risk oversight and assigns responsibility to the IT Security Team. The IT Security Team members have: (i) completed extensive cybersecurity training; (ii) have experience assessing cybersecurity incidents; (iii) actively participate in industry and government forums; and (iv) collaborate with our peers to understand and improve cybersecurity intelligence, vulnerability management and defense strategies.
Our internal audit team performs audits of our information systems and network security. The audit scope, timing and frequency of our cybersecurity control framework is integrated into the Company’s overall risk management process and the planning for, and results of, those audits are reviewed with the Audit & Finance Committee.
We regularly assess and monitor our cybersecurity risks and incidents and report them to our senior management and Audit & Finance Committee. Our Audit & Finance Committee oversees our cybersecurity strategy and governance and reviews our cybersecurity policies and practices on a periodic basis. Additionally, and as further discussed above, the Audit & Finance Committee is briefed multiple times a year or as needed by the CISO and/or CIO and, if applicable as determined by the Company’s senior leadership, external advisors on the current and emerging cybersecurity threats and trends and the effectiveness of our cybersecurity controls and response capabilities.
We conduct due diligence security assessments of certain third-party providers before engagement, have contractual rights to and gather data on the effectiveness of vendor systems and protocols and monitor compliance with our cybersecurity standards. The monitoring includes periodic assessments and ongoing monitoring by the IT Security Team. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties.

As of the date of this report, we have not experienced any cybersecurity threats or incidents that have materially affected, or reasonably likely to materially affect, the Company, including our business strategy, results of operations, or financial condition. Refer to “Our operations could be disrupted if our information systems fail or are not upgraded or are subject to cyber-attacks” in Part I, Item 1A of this report for additional information on risks from cybersecurity threats.
Item 2.        Properties
This section provides information about the location and general character of the Company’s principal physical properties at December 31, 2024.
The Company’s global headquarters is located in Malvern, Pennsylvania which is a leased facility. The Malvern lease is described in more detail in Note 10. Leases in the Consolidated Financial Statements included in Part IV, Item 15 of this report. This location supports each of our reportable segments. The Company’s segments conduct certain additional business functions, including quality assurance, supply chain, clinical development and R&D, manufacturing, distribution, and administration, at locations throughout the U.S. and select global markets. Additional information about the properties of the Company’s reportable segments is set forth below:
•Branded Pharmaceuticals: This segment also conducts certain operations in the U.S. through leased and owned manufacturing properties in Pennsylvania, New Jersey, New York and Michigan, as well as certain administrative and R&D functions through leased properties in Pennsylvania.
•Sterile Injectables: This segment also conducts certain manufacturing, quality assurance, R&D and administrative functions in the U.S. through owned and leased properties in Michigan, as well as certain R&D and administrative functions in New Jersey and India in the same facilities as our Generic Pharmaceuticals segment, as discussed below.
•Generic Pharmaceuticals: This segment also conducts certain administrative functions through a leased property in New Jersey, as well as significant R&D operations and manufacturing and administrative functions in India through owned and leased facilities in Chennai, Indore and Mumbai.
•International Pharmaceuticals: This segment’s operations are currently conducted through Paladin’s leased headquarters in Montreal, Canada.
As of December 31, 2024, our owned and leased properties consist of approximately 1.1 million and 0.5 million square feet, respectively. We believe our properties are suitable and adequate to support our current and projected operations in all material respects.
Item 3.        Legal Proceedings
The disclosures under Note 17. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report are incorporated into this Part I, Item 3 by reference.
Item 4.        Mine Safety Disclosures
Not applicable.

PART II
Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information. Our common stock is currently traded on the OTCQX® under the ticker symbol “NDOI.”
Holders. As of March 4, 2025, we estimate that there were approximately 41 holders of record of our common shares.
Dividends. We have never declared or paid any cash dividends on our common shares and we currently have no plans to declare a dividend. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, earnings, liquidity requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant. Our ability to pay dividends on our common stock is also limited by the terms of the agreements governing our existing indebtedness.
Recent sales of unregistered securities; Use of proceeds from registered securities. On the Effective Date, and subject to applicable rounding by the Depository Trust Company, pursuant to the Plan (capitalized terms used in this section have the meanings ascribed to them in the Plan), we issued the following shares of our common stock:
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
The shares of our common stock issued pursuant to the Plan were issued pursuant to the exemption from the registration requirements of the Securities Act under section 1145 of the Bankruptcy Code and, to the extent such exemption was unavailable, in reliance on the exemption provided by Section 4(a)(2) under the Securities Act and/or Regulation D or Regulation S thereunder. The First Lien Rights Offering and the GUC Rights Offering raised a total of $500.3 million in cash consideration, of which $220.6 million was disbursed to Endo, Inc. on April 23, 2024 for general corporate purposes and/or to settle certain assumed liabilities subsequent to the Effective Date. In addition, effective December 31, 2024, in accordance with the Net Debt Equity Split Adjustment under the Plan, 188,671 shares of Escrowed Equity were returned to the Company and cancelled, and the remaining shares of Escrowed Equity were released from the escrow account to holders of second lien deficiency claims and unsecured claims.
Purchase of Equity Securities by the issuer and affiliated purchasers. We did not repurchase shares of our common stock during the three months ended December 31, 2024.
Item 6.        Reserved
Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, liquidity and capital resources and critical accounting estimates of Endo, Inc.
This section omits discussions about 2022 items and comparisons between 2023 and 2022. Such discussions can be found in the Company’s Registration Statement.
The discussions in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited Consolidated Financial Statements and the related Notes thereto. Except for the historical information contained in this report, including the following discussion, this report contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” beginning on page i of this report.

Unless otherwise indicated or required by the context, references throughout to “Endo,” the “Company,” the "Successor," “we,” “our” or “us” refer to Endo, Inc. and its subsidiaries, as successor entity for accounting and financial reporting purposes following the consummation of the Plan on the Effective Date. References to Endo International plc and its direct and indirect subsidiaries on a consolidated basis, refer to the predecessor entity to Endo, Inc. for accounting and financial reporting purposes prior to and including the consummation of the Plan on the Effective Date.
EXECUTIVE SUMMARY
This executive summary provides highlights from the results of operations for the Successor year ended December 31, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 that follow:
•Total revenues for the Successor year ended December 31, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 were $1,178.2 million and $582.0 million, respectively, compared to $2,011.5 million in 2023 (Predecessor), as competition resulted in a net decrease in revenue in the Generic Pharmaceuticals and Sterile Injectables segments, partially offset by increased revenues in our Branded Pharmaceuticals segment driven by increased revenues from XIAFLEX®.
•Gross margin percentages for the Successor year ended December 31, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 were (0.5)% and 55.4%, respectively, compared to 53.0% in 2023 (Predecessor). The decrease for the Successor year ended December 31, 2024 is primarily due to the impact from amortization of inventory step up, which represents approximately 52.0% of total revenues.
•Selling, general and administrative expenses for the Successor year ended December 31, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 were $382.6 million and $158.4 million, respectively, compared to $567.7 million in 2023 (Predecessor). The decrease is primarily due to decreased employee separation, continuity and other benefit-related charges as well as the effects of the acceleration of remaining unrecognized compensation expense during the first quarter 2023 related to the cancellation of all then-outstanding equity award instruments.
•Asset impairment charges for the Successor year ended December 31, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 were $243.6 million and $2.1 million, respectively, compared to $0.5 million in 2023 (Predecessor). The charges during the Successor year ended December 31, 2024 were primarily related to Sterile Injectables and Generic Pharmaceuticals indefinite-lived intangible assets.
•We reported Loss from continuing operations of $730.9 million and Income from continuing operations of $6,190.5 million, respectively, for the Successor year ended December 31, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024, compared to Loss from continuing operations of $2,447.8 million in 2023 (Predecessor).
Additionally, the following summary highlights certain recent developments that have resulted in and/or could in the future result in fluctuations in our results of operations and/or changes in our liquidity and capital resources:
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

•In September 2020, Endo International plc and/or certain of its subsidiaries entered into a manufacturing and services agreement with Novavax, Inc. (Novavax), pursuant to which Endo International plc and/or certain of its subsidiaries would provide fill-finish manufacturing services at our plant in Rochester, Michigan for Novavax's COVID-19 vaccine candidate. In April 2023, Endo International plc and/or certain of its subsidiaries executed, and the Bankruptcy Court approved, a Settlement Agreement and Release of Claims with Novavax (the Novavax Settlement Agreement) to resolve a dispute under the manufacturing and services agreement. In connection with the effective date of the Novavax Settlement Agreement, Novavax paid cash and transferred certain other non-cash consideration, with a total value of $33 million, which was recorded as revenue in the Consolidated Statements of Operations in the second quarter of 2023 and is reflected in the Sterile Injectables segment.
•In November 2021, Endo International plc and/or certain of its subsidiaries entered into the U.S. Government Cooperative Agreement to expand our Sterile Injectables segment’s fill-finish manufacturing production capacity and capabilities at our Rochester, Michigan facility to support the U.S. government’s national defense efforts regarding production of critical medicines advancing pandemic preparation. The U.S. Government Cooperative Agreement has been transitioned to Endo, Inc. and/or certain of its subsidiaries. Refer to Note 17. Commitments and Contingencies of the Consolidated Financial Statements included in Part IV, Item 15 for additional information.
•During the year ended December 31, 2023, multiple competitors launched alternative generic versions of varenicline tablets. These launches began to impact both Endo International plc’s market share and product price toward the middle of the first quarter of 2023, and the effects of additional subsequent competition has accelerated both price and volume erosion within the overall market.
•Endo International plc was the subject of various legal proceedings, including with regard to the sale, marketing and/or distribution of prescription opioid medications, which are further discussed herein. For the Predecessor periods presented, the results reflect Endo International plc’s best estimate of the allowed claims related to the contingencies associated with these litigation claims against Endo International plc and its subsidiaries. Pursuant to the Plan, on the Effective Date thereof, all such claims against the Debtors were discharged and resolved in accordance with the Plan. For further discussion, refer to Note 1. Basis of Presentation, Note 2. Effectiveness of the Plan of Reorganization and Note 17. Commitments and Contingencies of the Consolidated Financial Statements included in Part IV, Item 15, as well as Part I, Item 1A “Risk Factors” herein.
RECENT DEVELOPMENTS
On March 13, 2025, Endo Inc. and Mallinckrodt plc (“Mallinckrodt”) entered into a transaction agreement (the “Transaction Agreement”) to effectuate a combination of the respective companies. Under the terms of the agreement, upon completion of the combination transaction, Endo’s shareholders will receive shares of Mallinckrodt stock and their pro rata share of cash, totaling $80 million (subject to an adjustment of up to an additional $20 million) in the aggregate, for each share of Endo stock owned as of the specified record date, such that upon completion of the combination transaction, Mallinckrodt will be the parent entity of the combined group and Mallinckrodt shareholders will own 50.1% and Endo shareholders will own 49.9% of the combined company. Mallinckrodt will continue as the holding company for the combined business, and Endo will become a wholly owned subsidiary of Mallinckrodt, with all of Mallinckrodt’s operating assets being contributed to Endo or its subsidiaries.
The transaction is expected to close in the second half of 2025, subject to approval by shareholders of both companies, regulatory approvals and customary closing conditions.
At this time, it is impracticable to accurately predict the extent of the potential accounting and financial reporting effects of the transaction on the Company’s financial statements and operating results in future periods. However, subject to the completion of the transaction, we anticipate that the financial statements and operating results of the combined company subsequent to the closing will be significantly different from the Company’s historical financial statements and operating results in periods prior to the closing of the transaction.

RESULTS OF OPERATIONS
Consolidated Results Review
In accordance with Accounting Standards Codification Topic 852, Reorganizations (ASC 852), the results of operations are presented separately for the Predecessor and Successor periods in the Consolidated Statements of Operations. While the Company’s normal business operations continued uninterrupted between the Predecessor and Successor periods, the Predecessor and Successor financial statements, including the results of operations, are not comparable in many respects. For example, Endo, Inc. will not apply the provisions of ASC 852, Reorganizations in the Successor period. Further, as a result of fresh start accounting, our assets, including our inventory, long-lived tangible and intangible assets and our liabilities, including debt, and contingent consideration, among others, were adjusted to their estimated fair values on the Effective Date. These fair value adjustments and the corresponding subsequent impact on the Successor results of operations have caused the Successor results of operations to be disproportionately impacted compared to the Predecessor, most notably within Cost of sales, as a result of: (i) the amortization of inventory step up; (ii) increased amortization of intangible assets; and (iii) increased depreciation of fixed assets. Additionally, the Successor results of operations are disproportionately impacted compared to the Predecessor as a result of interest expense, due to the Exit Financing Debt. Other financial statement line items, such as Total revenues, net, Selling, general & administrative costs and Research and development costs are generally unaffected by the effects of fresh start accounting. Further, the 2024 Predecessor and Successor periods each only reflect partial year to date of operating activity and results. As a result, in our discussion of the results of operations on a consolidated and segment basis below, we may at times describe the results of operations for the Predecessor and Successor in 2024 on a combined or aggregate basis, or describe common themes among the periods, and compare those results to the results in the corresponding Predecessor in 2023. We believe this discussion will facilitate an understanding of the results of continuing operations and trends in our business while also providing a reader insight into the underlying effects of the application of fresh start accounting that affect the comparability of certain financial statement line items between the respective periods. The discussion of combined 2024 Predecessor and Successor results of operations is solely to facilitate comparison to prior periods and is not intended to be indicative of the results of operations of our business going forward.
The following table displays our revenue, gross margin, gross margin percentage and other pre-tax expense or income (dollars in thousands):

	Successor	Predecessor
	2024	Period From January 1, 2024 through April 23, 2024	2023
Total revenues, net	$1,178,166	$581,974	$2,011,518
Cost of revenues	1,184,469	259,552	946,415
Gross margin	$(6,303)	$322,422	$1,065,103
Gross margin percentage	(0.5)%	55.4%	53.0%
Selling, general and administrative	382,629	158,391	567,727
Research and development	70,715	32,022	115,462
Acquired in-process research and development	1,750	750	—
Litigation-related and other contingencies, net	203	200	1,611,090
Asset impairment charges	243,635	2,103	503
Acquisition-related and integration items, net	2,370	(196)	1,972
Interest expense (income), net	164,051	(2)	—
Reorganization items, net	—	(6,125,099)	1,169,961
Other (income) expense, net	(9,769)	5,262	(9,688)
(Loss) income from continuing operations before income tax	$(861,887)	$6,248,991	$(2,391,924)

Total revenues, net. The decrease in revenues for the Successor year ended December 31, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to 2023 (Predecessor) was primarily due to competitive pressures in our Generic Pharmaceuticals segment across multiple products including varenicline tablets and dexlansoprazole delayed release capsules and Sterile Injectables segment driven primarily by VASOSTRICT®, as well as impact of the prior year Novavax Settlement Agreement. These decreases were partially offset by increased revenues from lidocaine patch 5% and XIAFLEX® in our Generic Pharmaceuticals segment and Branded Pharmaceuticals segment, respectively. Our revenues are further disaggregated and described below under the heading “Business Segment Results Review.”

Cost of revenues and gross margin percentage. Cost of revenues includes certain amounts that impact its comparability among periods, as well as the comparability of gross margin percentage. The following table summarizes such amounts (in thousands):

	Successor	Predecessor
	2024	Period From January 1, 2024 through April 23, 2024	2023
Acquisition & divestitures (1)	$786,530	$15,081	$255,933
Restructuring or similar transactions (2)	1,897	—	4,515
Other	—	1	—
Total	$788,427	$15,082	$260,448
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
The increase in Cost of revenues for the Successor year ended December 31, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to 2023 (Predecessor) was primarily due to the amortization of inventory step-up, which did not exist in the Predecessor periods presented. This increase in the Successor year ended December 31, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 is partially offset by decreased inventory provisions compared to 2023 (Predecessor).
The decrease in gross margin percentage for the Successor year ended December 31, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to 2023 (Predecessor) was primarily due to amortization of inventory step-up.
Selling, general and administrative expenses. The decrease for the Successor year ended December 31, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to 2023 (Predecessor) was primarily due to a net decrease in employee separation, continuity and other benefit-related charges. In addition, 2023 (Predecessor) includes the effects of the acceleration of remaining unrecognized compensation expense during the first quarter 2023 related to the cancellation of all then-outstanding equity award instruments of Endo International plc, which did not recur in 2024. These decreases are partially offset by legal and accounting professional fees incurred in preparation of Endo, Inc.’s anticipated future listing on a national exchange and implementation of fresh start accounting, compared to 2023 (Predecessor).
R&D expenses. The decrease in R&D for the Successor year ended December 31, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to 2023 (Predecessor) was primarily driven by the timing of certain project spending, as well as nonrecurring contractual credits that were received during Q3 2024.
Total R&D expenses for the Successor year ended December 31, 2024, Predecessor period from January 1, 2024 through April 23, 2024 and 2023 (Predecessor) include $38.7 million, $15.4 million and $54.9 million, respectively related to our Branded Pharmaceuticals development projects, certain of which are further described below.
We continue to invest in our Branded Pharmaceuticals segment. In early 2020, we announced that we had initiated our XIAFLEX® development program for the treatment of PFI. In March 2023, we announced top-line results from our Phase 2 clinical study of XIAFLEX® in participants with PFI and we initiated the Phase 3 clinical program in the fourth quarter of 2023.
We also completed a Phase 1 proof-of-concept study in plantar fasciitis (PFA) during the third quarter of 2023 and, based on encouraging proof-of-concept study results, initiated the Phase 2 clinical study in the fourth quarter of 2023. In October 2024, Endo received results from its Phase 2 dose-ranging clinical study of CCH in participants with plantar fasciitis. While study participants receiving one treatment of CCH 0.6 mg showed numerical improvement from baseline on the Pain Intensity Numeric Rating Scale (NRS) average daily pain score compared to placebo, the difference was not statistically significant. Though the Phase 2 study did not achieve its primary endpoint, the results were informative and, based on a post-hoc analysis, clinically meaningful for a subpopulation of patients—those with moderate to severe plantar fasciitis pain as determined by Foot Function Index subscales. Endo is continuing to evaluate to determine next steps.
We may in the future develop our XIAFLEX® product for potential additional indications, such as arthrofibrosis of the knee or hammer toe, advancing our strategy of developing non-surgical musculoskeletal care interventions.
The remaining R&D expenses for these periods were primarily related to our Sterile Injectables segment. No individual development project in the Sterile Injectables segment has incurred direct R&D expenses that exceeded 5% of total R&D expenses for the periods presented. Refer to Part I, Item 1 of this report for further information about the Sterile Injectables pipeline.

As our development programs progress, it is possible that our R&D expenses could increase.
Acquired in-process research and development. Costs incurred to acquire in-process research and development in an asset acquisition are expensed in the period incurred, which may be at the time of acquisition or when applicable future milestone payments prior to regulatory approval are made. Acquired in-process research and development charges during the Predecessor period from January 1, 2024 through April 23, 2024 represent costs incurred in connection with certain licensing arrangements where the product(s) were in development at the time of acquisition. Acquired in-process research and development charges could increase in the future, and the amounts of any increases could be material.
Litigation-related and other contingencies, net. Included within Litigation-related and other contingencies, net in the Predecessor periods are changes to our accruals for litigation-related charges, which represent the best estimate of allowed claims related to the contingencies associated with various opioid and other litigation claims against Endo International plc and certain of its subsidiaries. Legal proceedings and other contingent matters are described in more detail in Note 17. Commitments and Contingencies. Pursuant to the Plan, on the Effective Date thereof, all such claims against the Debtors were discharged and resolved in accordance with the Plan. For further discussion, refer to Note 1. Description of Business, Note 2. Effectiveness of the Plan of Reorganization and Note 17. Commitments and Contingencies of the Consolidated Financial Statements included in Part IV, Item 15 of this report, as well as Part I, Item 1A “Risk Factors.”
Asset impairment charges. The following table presents the components of our total Asset impairment charges (in thousands):

	Successor	Predecessor
	2024	Period From January 1, 2024 through April 23, 2024	2023
Intangible assets - in process research and development impairment charges	$243,635	$—	$—
Property, plant and equipment impairment charges	—	2,103	503
Total asset impairment charges	$243,635	$2,103	$503
For additional information, refer to Note 8. Fair Value Measurements and Note 12. Goodwill and Other Intangibles in the Consolidated Financial Statements included in Part IV, Item 15 of this report, as well as the “CRITICAL ACCOUNTING ESTIMATES” section herein.
Acquisition-related and integration items, net. Acquisition-related and integration items, net primarily consist of the net expense from changes in the fair value of acquisition-related contingent consideration liabilities resulting from changes to our estimates regarding the timing and amount of the future revenues of the underlying products and changes in other assumptions impacting the probability of incurring, and extent to which we could incur, related contingent obligations. See Note 8. Fair Value Measurements of the Consolidated Financial Statements included in Part IV, Item 15 of this report for further discussion of our acquisition-related contingent consideration.
Interest expense, net. The components of Interest expense (income), net are as follows (in thousands):

	Successor	Predecessor
	2024	Period From January 1, 2024 through April 23, 2024	2023
Interest expense	$166,443	$394	$991
Interest income	(2,392)	(396)	(991)
Interest expense (income), net	$164,051	$(2)	$—
Interest expense for the Successor year ended December 31, 2024 was primarily attributable to the indebtedness incurred under the Exit Financing Debt on the Effective Date (as further discussed in Note 16. Debt of the Consolidated Financial Statements included in Part IV, Item 15 of this report). Beginning during the third quarter of 2022 and continuing through the Effective Date, Endo International plc ceased the recognition of interest expense related to its then-outstanding debt obligations and became obligated to make certain adequate protection payments as a result of the Chapter 11 Cases, which were accounted for as a reduction of the principal balance of the then-outstanding first lien debt instruments. The first lien debt instruments were later adjusted to the estimated allowed claim amount, resulting in a corresponding charge to Reorganization items, net. Refer to Note 16. Debt of the Consolidated Financial Statements included in Part IV, Item 15 of this report for further discussion.
Interest income varies primarily based on the amounts of our interest-bearing investments, such as money market funds, as well as changes in the corresponding interest rates.

Reorganization items, net. Amounts relate to the net expense or income recognized during Endo International plc’s bankruptcy proceedings required to be presented as Reorganization items, net under ASC 852. Refer to Note 2. Effectiveness of the Plan of Reorganization of the Consolidated Financial Statements included in Part IV, Item 15 of this report for further details.
Other expense (income), net. The components of Other (income) expense, net are as follows (in thousands):

	Successor	Predecessor
	2024	Period From January 1, 2024 through April 23, 2024	2023
Net gain on sale of business and other assets	$(6,630)	$(115)	$(10,392)
Foreign currency (gain) loss, net	(2,614)	(376)	1,779
Net loss (gain) from our investments in the equity of other companies	163	5	(199)
Other miscellaneous, net	(688)	5,748	(876)
Other (income) expense, net	$(9,769)	$5,262	$(9,688)
For additional information on the components of Other expense (income), net, refer to Note 21. Other (Income) Expense, Net of the Consolidated Financial Statements included in Part IV, Item 15 of this report.
Income tax expense. The following table displays our (Loss) income from continuing operations before income tax, Income tax expense and Effective tax rate (dollars in thousands):

	Successor	Predecessor
	2024	Period From January 1, 2024 through April 23, 2024	2023
(Loss) income from continuing operations before income tax	$(861,887)	$6,248,991	$(2,391,924)
Income tax (benefit) expense	$(131,023)	$58,511	$55,862
Effective Tax Rate (calculated)	15.2%	0.9%	(2.3)%
Our tax rate is affected by recurring items, such as tax rates in non-U.S. jurisdictions as compared to the notional U.S. federal statutory tax rate, and the relative amount of income or loss in those various jurisdictions. It is also impacted by certain items that may occur in any given period but are not consistent from period to period.
The income tax benefit of $131.0 million for the Successor year ended December 31, 2024 primarily related to a $96.5 million tax benefit on pre-tax losses outside of the United States (OUS). Additionally, there was a $32.2 million tax benefit associated with a deferred tax benefit on a post-emergence intra-entity transfer.
The income tax expense of $58.5 million for the Predecessor period from January 1, 2024 through April 23, 2024 includes the income tax expense of $19 million related to the impact of the Plan and Fresh Start Adjustments. Related to the impact of the Plan, Endo International plc recorded an income tax benefit of $171.1 million for a release to the historical valuation allowances associated with certain deferred tax assets, $25.6 million from the reduction of certain net deferred tax liabilities and an income tax expense of $3.8 million for the reduction in income tax payable/receivables. These benefits are partially offset by $211.4 million of income tax expense for the deferred tax impact from Fresh Start Adjustments. The Company also recorded income tax expenses of $30.1 million related to increases in accrued interest on uncertain tax positions, $4.2 million Indian capital gain tax on the intercompany transfer of shares, and $9.3 million related to changes in valuation allowances. This was offset by an income tax benefit of $10.3 million associated with a reduction to our net UTP liability related to a Canadian statute lapse.
The income tax expense of $55.9 million for the Predecessor in 2023 primarily related to an increase in accrued interest on uncertain tax positions.
We are incorporated in the U.S. and also maintain subsidiaries in Ireland, Canada, India and Luxembourg. The U.S. Internal Revenue Service (IRS) and other taxing authorities may challenge our tax positions. Where appropriate, we have established reserves for tax-related uncertainties. Uncertain tax positions are reviewed quarterly and adjusted as necessary when events occur that impact potential tax liabilities, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, identification of new issues and issuance of new legislation, regulations or case law.
For additional information on our income taxes, see Note 22. Income Taxes of the Consolidated Financial Statements included in Part IV, Item 15 of this report. For additional information about the effects of the Plan on the Predecessor period January 1, 2024 through April 23, 2024, see Note 3. Fresh Start Accounting of the Consolidated Financial Statements included in Part IV, Item 15 of this report.

Discontinued operations, net of tax. The operating results of Endo International plc’s Astora business, which was resolved to be wound down in 2016, are reported as Discontinued operations, net of tax in the Predecessor Consolidated Statements of Operations. The following table provides the operating results of Astora Discontinued operations, net of tax (in thousands):

	Predecessor
	Period From January 1, 2024 through April 23, 2024	2023
Litigation-related and other contingencies, net	$—	$495
Income (loss) from discontinued operations before income taxes	$182,696	$(2,329)
Income tax benefit	$(142)	$(308)
Discontinued operations, net of tax	$182,838	$(2,021)
The pre-tax income during the Predecessor period January 1, 2024 through April 23, 2024 primarily represents the gain on the resolution of certain mesh-related litigation matters as set forth in the Plan. The pre-tax loss for the Predecessor in 2023 was primarily related to mesh-related legal defense costs. For additional discussion of mesh-related matters, refer to Note 17. Commitments and Contingencies of the Consolidated Financial Statements included in Part IV, Item 15 of this report. There are no discontinued operations in the Successor period.
Business Segment Results Review
Revenues, net. The following table displays our revenue by reportable segment (dollars in thousands):

	Successor	Predecessor
	2024	Period From January 1, 2024 through April 23, 2024	2023
Branded Pharmaceuticals	$610,210	$279,714	$859,087
Sterile Injectables	228,868	132,531	429,563
Generic Pharmaceuticals	291,430	143,677	650,352
International Pharmaceuticals (1)	47,658	26,052	72,516
Total net revenues from external customers	$1,178,166	$581,974	$2,011,518
__________
(1)Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.
Branded Pharmaceuticals. The following table displays the significant components of our Branded Pharmaceuticals revenues from external customers (dollars in thousands):

	Successor	Predecessor
	2024	Period From January 1, 2024 through April 23, 2024	2023
Specialty Products:
XIAFLEX®	$362,985	$152,638	$475,014
SUPPRELIN® LA	59,307	26,213	96,849
Other Specialty (1)	36,147	21,120	73,797
Total Specialty Products	$458,439	$199,971	$645,660
Established Products:
PERCOCET®	$63,486	$33,892	$106,375
TESTOPEL®	27,872	13,225	42,464
Other Established (2)	60,413	32,626	64,588
Total Established Products	$151,771	$79,743	$213,427
Total Branded Pharmaceuticals (3)	$610,210	$279,714	$859,087
__________
(1)Products included within Other Specialty include, but are not limited to, AVEED®.
(2)Products included within Other Established include, but are not limited to, EDEX®.
(3)Individual products presented above represent the top two performing products in each product category for the 2024 periods presented and/or any product having revenues in excess of $25 million during any quarter presented for 2024 or 2023.

Specialty Products
The increase in XIAFLEX® revenues for the Successor year ended December 31, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to 2023 (Predecessor) was attributable to increased volumes and net price increases of approximately 5% and 4%, respectively. Increased volumes for the Successor year ended December 31, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to 2023 (Predecessor) were primarily the result of higher customer demand in the indications for the treatment of PD and DC.
The decrease in SUPPRELIN® LA revenues for the Successor year ended December 31, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to 2023 (Predecessor) was primarily attributable to decreased volumes due to lower demand and overall market contraction, partially offset by increased net price.
The decrease in Other Specialty revenues for the Successor year ended December 31, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to 2023 (Predecessor) was primarily attributable to decreased volumes of NASCOBAL® Nasal Spray due to product discontinuation.
Established Products
The decrease in PERCOCET® revenues for the Successor year ended December 31, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to 2023 (Predecessor) was primarily attributable to decreased volumes due to lower demand and overall short acting opioid market contraction.
TESTOPEL® revenues for the Successor year ended December 31, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 are broadly in line with 2023 (Predecessor).
The increase in Established Products revenues for the Successor year ended December 31, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to 2023 (Predecessor) was primarily related to a favorable nonrecurring gross-to-net reserve adjustment for previously discontinued products and increased royalties, including the achievement of certain contractual sales-based milestones.
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
Sterile Injectables. The following table displays the significant components of our Sterile Injectables revenues from external customers (dollars in thousands):

	Successor	Predecessor
	2024	Period From January 1, 2024 through April 23, 2024	2023
ADRENALIN®	$60,207	$38,601	$99,910
VASOSTRICT®	36,354	34,309	93,180
Other Sterile Injectables (1)	132,307	59,621	236,473
Total Sterile Injectables (2)	$228,868	$132,531	$429,563
__________
(1)Products included within Other Sterile Injectables include, but are not limited to, APLISOL®.
(2)Individual products presented above represent the top two performing products within the Sterile Injectables segment for the 2024 periods presented and/or any product having revenues in excess of $25 million during any quarter presented for 2024 or 2023. No individual product within Other Sterile Injectables has exceeded 5% of consolidated total revenues for the periods presented.
The decrease in ADRENALIN® revenues for the Successor year ended December 31, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to 2023 (Predecessor) was attributable to decreased net price and volumes of approximately 4% and 5%, respectively, associated with the vial formulation both due to the impacts of continued competition, partially offset by revenues from the RTU premixed bag which launched in October 2024.
The decrease in VASOSTRICT® revenues for the Successor year ended December 31, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to 2023 (Predecessor) was primarily driven by a 27% cumulative decrease in net price, partially offset by a 2% increase to volumes, reflecting continued competitive pressures.
The decrease in Other Sterile Injectables revenues for the Successor year ended December 31, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to 2023 (Predecessor) was primarily attributable to the nonrecurring Novavax Settlement Agreement, which did not recur in 2024, and continued competitive pressures impacting both net price and volumes across multiple products.

Our Sterile Injectables segment is likely to continue to be affected by ongoing competitive pressures. This could result in revenue decreases or otherwise impact future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Generic Pharmaceuticals. The decrease in Generic Pharmaceuticals revenues for the Successor year ended December 31, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to 2023 (Predecessor) was primarily attributable to competitive pressures on varenicline tablets and dexlansoprazole delayed release capsules, partially offset by increased revenue from lidocaine patch 5% associated with increased volumes from new business opportunities.
In 2023 (Predecessor), varenicline tablets and dexlansoprazole delayed release capsules made up 8% and 6%, respectively, of consolidated total revenues. For both the Successor year ended December 31, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 varenicline tablets and dexlansoprazole delayed release capsules each made up less than 5%, respectively, of consolidated total revenues.
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
Segment adjusted income from continuing operations before income tax. The following table displays our Segment adjusted income from continuing operations before income tax (the measure we use to evaluate segment performance) by reportable segment (dollars in thousands):

	Successor	Predecessor
	2024	Period From January 1, 2024 through April 23, 2024	2023
Branded Pharmaceuticals	$350,883	$161,592	$459,309
Sterile Injectables	$42,745	$51,977	$157,179
Generic Pharmaceuticals	$67,679	$42,378	$237,870
International Pharmaceuticals	$4,727	$7,735	$16,733
Branded Pharmaceuticals. The increase in Segment adjusted income from continuing operations before income tax for the Successor year ended December 31, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to 2023 (Predecessor) was primarily attributable to the gross margin effects of the increased revenues further described above.
Sterile Injectables. The decrease in Segment adjusted income from continuing operations before income tax for the Successor year ended December 31, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to 2023 (Predecessor) was primarily attributable to the gross margin effects of the decreased revenues further described above.
Generic Pharmaceuticals. The decrease in Segment adjusted income from continuing operations before income tax for the Successor year ended December 31, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 compared to 2023 (Predecessor) was primarily attributable to the gross margin effects of the decreased revenues, further described above, and product mix.
LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations and access to our $400 million revolving credit facility (as described further below and elsewhere in this report), which remains undrawn at December 31, 2024. Cash and cash equivalents, which primarily consisted of bank deposits and money market accounts, totaled $387.2 million at December 31, 2024 (Successor) compared to $777.9 million at December 31, 2023 (Predecessor). Our principal liquidity requirements are primarily for working capital for operations, licenses, capital expenditures, mergers and acquisitions (including upfront and milestone payments to third parties), income taxes and debt service payments including principal and interest payments on the Exit Financing Debt. We believe our principal sources of liquidity and cash on hand will be sufficient to meet our principal liquidity requirements for the next twelve months from the date of issuance of the Consolidated Financial Statements, included elsewhere in this report.

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
To the extent we are required or choose to seek third-party financing in the future, there can be no assurance that we would be able to obtain any such required financing on a timely basis or at all, particularly in light of the Predecessor's bankruptcy proceedings and the corresponding event of default on our then-existing debt instruments. Additionally, any future financing arrangements could include terms that are not commercially beneficial to us, which could further restrict our operations and exacerbate any impact on our results of operations and liquidity that may result from any of the factors described herein or other factors. At any given time, we may be evaluating or pursuing one or more opportunities that could reduce our liquidity position. Any such activities could impact our results of operations.
Indebtedness. In connection with the Plan, Endo, Inc. incurred indebtedness of $2.5 billion related to the Exit Financing Debt. No amounts were drawn on the revolving credit facility on the Effective Date or thereafter. Refer to Note 2. Effectiveness of the Plan of Reorganization and Note 16. Debt of the Consolidated Financial Statements included in Part IV, Item 15 of this report for additional information about the Endo, Inc. Exit Financing Debt, including a summary of key terms, as amended, including applicable interest rates and maturities over the next five fiscal years. Prior to the Effective Date, Endo International plc and certain of its subsidiaries were party to an amended and restated credit agreement, dated as of March 25, 2021, also referred to herein, as amended, restated, amended and restated, supplemental or otherwise modified from time to time, the Predecessor Credit Agreement, governing the Predecessor Credit Facilities and the indentures governing various senior secured and senior unsecured notes. Refer to Note 2. Effectiveness of the Plan of Reorganization and Note 16. Debt of the Consolidated Financial Statements included in Part IV, Item 15 of this report for a discussion of the Predecessor’s indebtedness, including the resolution of claims related to these obligations.
Credit Agreement. On the Effective Date, as contemplated in the Plan, Endo Finance Holdings, Inc., a wholly owned subsidiary of Endo, Inc., entered into a credit agreement (the New Credit Agreement) by and among the Issuer, as borrower, Endo, Inc., as parent guarantor, the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent, collateral agent, issuing bank and swingline lender, which provides for, among other things: (i) a $400 million senior secured five-year superpriority revolving credit facility (New Revolving Credit Facility); (ii) a $1,500 million senior secured seven-year term loan facility (New Term Facility). The New Credit Agreement provides Endo Finance Holdings, Inc. with the option to raise certain incremental credit facilities, subject to certain limitations and conditions specified in the New Credit Agreement. The New Revolving Credit Facility has a maturity date of April 23, 2029 and the New Term Facility has a maturity date of April 23, 2031.
On October 29, 2024, the Company entered into the First Amendment (the "Amendment") to the New Credit Agreement, and as amended by the Amendment, the “Amended Credit Agreement.” The Amendment provides for, among other things, the refinancing of all outstanding initial term loans with a new tranche of term loans that bears interest at a rate per annum equal to, at our option, (x) Term SOFR plus a range of 3.75% to 4.00% or (y) an alternate base rate plus a range of 2.75% to 3.00%, in each case based upon our First Lien Net Leverage Ratio (as defined in the Amended Credit Agreement). The Amendment resulted in a 0.50% reduction in our term loan interest rate margins. At December 31, 2024, approximately $396 million of capacity under the New Revolving Credit Facility is undrawn and available to the Company, net of outstanding standby letters of credit. See Note 16. Debt of the Consolidated Financial Statements included in Part IV, Item 15 of this report for additional information.
Working capital. The components of our working capital and our liquidity at December 31, 2024 and December 31, 2023 are below (dollars in thousands):

	Successor	Predecessor
	December 31, 2024	December 31, 2023
Total current assets	$1,475,887	$1,668,501
Less: total current liabilities	514,993	538,794
Working capital	$960,894	$1,129,707
Current ratio (total current assets divided by total current liabilities)	2.9:1	3.1:1

Working capital decreased by $168.8 million from December 31, 2023 (Predecessor) to December 31, 2024 (Successor). During this period, working capital was impacted from the favorable impacts to: (i) net current assets resulting from revenues and gross margins, excluding the non-cash impacts from the amortization of inventory step up, which are further described above; and (ii) inventory balances resulting from the step up of inventory to fair value as a result of fresh start accounting. These benefits were more than offset by, among other things, the following current period activity: (i) Adequate protection payments of $192.3 million; (ii) payments made pursuant to the Plan on the Effective Date in excess of the net cash from financing activities, including the Exit Financing Debt, First Lien Rights Offering and GUC Rights Offering; and (iii) Capital expenditures, net of Proceeds from the U.S. Government Cooperative Agreement, of $36.8 million.
The bankruptcy proceedings have also resulted in adjustments to the classification of certain assets and liabilities in Endo International plc’s consolidated balance sheet at December 31, 2023, which have resulted in significant changes to working capital. For example, certain liabilities, including debt obligations due within one year, among others, previously classified as Liabilities subject to compromise are now included in current liabilities and are therefore included as part of our working capital. The classification and amounts of our assets and liabilities in our consolidated balance sheets has changed significantly as a result of the consummation of the Plan. Refer to Note 2. Effectiveness of the Plan of Reorganization and Note 16. Debt of the Consolidated Financial Statements included in Part IV, Item 15 of this report for additional information.
The following table summarizes our Consolidated Statements of Cash Flows (in thousands):

	Successor	Predecessor
	2024	Period From January 1, 2024 through April 23, 2024	2023
Net cash flow provided by (used in):
Operating activities	$113,419	$(744,641)	$435,098
Investing activities	(20,874)	(10,585)	(49,794)
Financing activities	(12,920)	123,608	(604,628)
Effect of foreign exchange rate	(200)	(1,998)	704
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$79,425	$(633,616)	$(218,620)
Operating activities. Net cash provided by operating activities of the Successor year ended 2024 represents the cash receipts and cash disbursements from all of our activities other than investing activities and financing activities. Changes in cash from operating activities reflect, among other things, the timing of cash collections from customers, payments to suppliers, managed care organizations, government agencies, collaborative partners and employees in the ordinary course of business, as well as the timing and amount of cash payments and/or receipts related to interest, litigation-related matters, restructurings, reorganization items, income taxes and certain other items.
The $744.6 million net cash used in operating activities during the Predecessor period from January 1, 2024 through April 23, 2024 reflects payments made pursuant to the Plan, including among other things: (i) $441 million to fund the various trusts and sub-trusts; (ii) $200 million to fund the U.S. Government Economic Settlement; (iii) payments of certain professional fees and other cure amounts; and (iv) funding of the plan administrator wind down budget. Refer to Note 2. Effectiveness of the Plan of Reorganization and Note 3. Fresh Start Accounting in Part IV, Item 15 of this report for more information about the various sources and uses of funds pursuant to the Plan.
It is possible that our operating cash flows could decline in the future as a result of, among other things, reductions in revenues and payments associated with the implementation of the transactions contemplated by the Plan following the Effective Date.
Investing activities. Net cash used in investing activities during the Successor year ended December 31, 2024 and the Predecessor period from January 1, 2024 through April 23, 2024 reflects a decrease in Capital expenditures spending, partially offset by a decrease in Proceeds from the U.S. Government Cooperative Agreement.
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
In 2023 (Predecessor), Net cash used in financing activities primarily related to Adequate protection payments of $592.8 million.

R&D. As further described above under the heading “RESULTS OF OPERATIONS,” in recent years, we have incurred significant expenditures related to R&D. We expect to continue to incur R&D expenditures related to the development and advancement of our current product pipeline and any additional product candidates we may add via license, acquisition or organically. There can be no assurance that the results of any ongoing or future nonclinical or clinical trials related to these projects will be successful, that additional trials will not be required, that any compound, product or indication under development will receive regulatory approval in a timely manner or at all or that such compound, product or indication could be successfully manufactured in accordance with local current good manufacturing practices or marketed successfully, or that we will have sufficient funds to develop or commercialize any of our products.
Manufacturing, supply and other service agreements. We contract with various third-party manufacturers, suppliers and service providers to supply our products, or materials used in the manufacturing of our products, and to provide additional services such as packaging, processing, labeling, warehousing, distribution and customer service support. Any interruption to the goods or services provided for by these and similar contracts could have a material adverse effect on our business, financial condition, results of operations and cash flows.
License, collaboration and asset acquisition agreements. We could become obligated to make certain contingent payments pursuant to our license, collaboration and asset acquisition agreements. Except for upfront payments, payments under these agreements generally become due and payable only upon the achievement of certain developmental, regulatory, commercial and/or other milestones. Due to the fact that it is uncertain whether and when certain of these milestones will be achieved, they have not been recorded in our Consolidated Balance Sheets. In addition, we may be required to make sales-based royalty or similar payments under certain arrangements.
Legal proceedings. Our business has been the subject of material legal proceedings, including significant lawsuits, product claims, government investigations and product recalls in the ordinary course of business, and we may in the future be subject to such proceedings, any of which could have a material adverse impact on the Company. Contingent accruals are recorded when we determine that a loss is both probable and reasonably estimable. Due to the fact that legal proceedings and other contingencies are inherently unpredictable, our assessments involve significant judgments regarding future events. For additional discussion of legal proceedings, see Note 17. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report.
Cash Requirements for Contractual and Other Obligations. As of December 31, 2024 (Successor), we have various contractual and other obligations that we expect will require the use of cash in both the short-term and long-term. These include, without limitation, the following: (i) payments related to our debt, including principal and interest; (ii) lease payments; (iii) obligations related to license and collaboration agreements; (iv) commitments for capital expenditures; (v) other purchase obligations, which represent enforceable and legally binding obligations for purchases of goods and services, including minimum inventory contracts, that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and timing; and (vi) contractual payments for certain legal liability settlements.
Refer to Note 10. Leases, Note 13. License, Collaboration and Asset Acquisition Agreements, Note 16. Debt and Note 17. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report for additional information about these obligations including, to the extent material, quantitative information about the related cash requirements.
Information about our unrecognized income tax positions is included in Note 22. Income Taxes in the Consolidated Financial Statements included in Part IV, Item 15 of this report. Due to the nature and timing of the ultimate outcome of these unrecognized income tax positions, we cannot make a reliable estimate of the amount and period of related future payments, if any.
Fluctuations. Quarterly results have fluctuated in the past and may continue to fluctuate. These fluctuations may be due to the business and financial statement effects of, among other things, new product launches by us or our competitors; market acceptance of our products; purchasing patterns of our customers; changes in pricing; changing inflation and interest rates; changes in the availability of our products; litigation-related and other contingencies; mergers, acquisitions, divestitures and other related activity; restructurings and other cost-reduction initiatives; financing activities; public health crises, like the COVID-19 pandemic, and epidemics; acquired in-process research and development charges; asset impairment charges; share-based and other long-term incentive compensation; and changes in the fair value of financial instruments.
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
Off-balance sheet arrangements. We have no off-balance sheet arrangements.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires us to make estimates and assumptions that affect the amounts and disclosures in our Consolidated Financial Statements, including the Notes thereto, and elsewhere in this report. For example, we are required, or were required in the predecessor period, to make significant estimates and assumptions related to revenue recognition, including sales deductions, long-lived assets, goodwill, intangible assets, income taxes, contingencies, financial instruments, share-based compensation, estimated allowed claim amounts, liabilities subject to compromise and reorganization items, net, among others. Some of these estimates can be subjective and complex. Uncertainties related to the magnitude and duration of potential public health crises, like the COVID-19 pandemic, and epidemics, the extent to which it may impact our estimated future financial results, worldwide macroeconomic conditions including interest rates, employment rates, consumer spending and health insurance coverage, among others, have increased the complexity of developing these estimates, including the allowance for expected credit losses and the carrying amounts of long-lived assets and intangible assets. Additionally, we may sell or otherwise dispose of or liquidate assets or settle liabilities for amounts other than those reflected in the accompanying Consolidated Financial Statements. The possibility or occurrence of any such actions could materially impact the amounts and classifications of such assets and liabilities reported in our Consolidated Balance Sheet. Although we believe that our estimates and assumptions are reasonable, there may be other reasonable estimates or assumptions that differ significantly from ours. Further, our estimates and assumptions are based upon information available at the time they were made. Actual results may differ significantly from our estimates, including as a result of the uncertainties described in this report, those described in our other reports filed with the SEC or other uncertainties.
Accordingly, in order to understand our Consolidated Financial Statements, it is important to understand our critical accounting estimates. We consider an accounting estimate to be critical if both: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and (ii) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition, results of operations or cash flows. Our most critical accounting estimates are described below.
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
Our revenue consists almost entirely of sales of our products to customers, whereby we ship products to a customer pursuant to a purchase order. For contracts such as these, revenue is recognized when our contractual performance obligations have been fulfilled and control has been transferred to the customer pursuant to the contract’s terms, which is generally upon delivery to the customer. The amount of revenue we recognize is equal to the fixed amount of the transaction price, adjusted for our estimates of a number of significant variable components including, but not limited to, estimates for chargebacks, rebates, sales incentives and allowances, DSA and other fees for services, returns and allowances (collectively "sales deductions").
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
The following tables present the activity and ending balances, for our product sales provisions (in thousands):

	Returns and Allowances	Rebates	Chargebacks	Other Sales Deductions	Total
Balance, December 31, 2023 (Successor)	$—	$—	$—	$—	$—
Acquisition of product sales provisions from Predecessor	113,285	110,560	146,959	38,160	408,964
Current year provision	34,080	236,109	1,177,061	59,098	1,506,348
Predecessor period provision	(403)	(243)	(974)	(7,296)	(8,916)
Payments or credits	(47,537)	(213,809)	(1,155,505)	(71,636)	(1,488,487)
Balance, December 31, 2024 (Successor)	$99,425	$132,617	$167,541	$18,326	$417,909

	Returns and Allowances	Rebates	Chargebacks	Other Sales Deductions	Total
Balance, December 31, 2022 (Predecessor)	$167,166	$213,276	$174,702	$45,013	$600,157
Current year provision	44,494	453,493	1,982,715	151,587	2,632,289
Prior year provision	(8,395)	(9,262)	100	(2,707)	(20,264)
Payments or credits	(76,912)	(523,336)	(2,016,436)	(161,546)	(2,778,230)
Balance, December 31, 2023 (Predecessor)	$126,353	$134,171	$141,081	$32,347	$433,952
Current year provision	16,581	104,225	543,267	50,035	714,108
Prior year provision	(4,857)	(2,358)	(34)	78	(7,171)
Payments or credits	(21,778)	(125,478)	(537,355)	(44,300)	(728,911)
Reorganization Adjustments (as defined below)	(3,014)	—	—	—	(3,014)
Balance, April 23, 2024 (Predecessor)	$113,285	$110,560	$146,959	$38,160	$408,964
Returns and Allowances
Consistent with industry practice, we maintain a return policy that generally allows customers to receive credit for expired products six months prior to expiration and between six months and one year after expiration. The primary factors we consider in estimating our potential product returns include:
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

Our estimate for returns and allowances may be impacted by a number of factors, but the principal factor relates to the level of inventory in the distribution channel. Where available, we utilize information received from our wholesaler customers about the quantities of inventory held, including the information received pursuant to DSAs, which we have not independently verified. For other customers, we have estimated inventory held based on buying patterns. In addition, we evaluate market conditions for products primarily through the analysis of wholesaler and other third-party sell-through data, as well as internally-generated information, to assess factors that could impact expected product demand at the estimate date. As of December 31, 2024, we believe that our estimates of the level of inventory held by our customers is within a reasonable range as compared to both historical amounts and expected demand for each respective product.
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
Rebates
Our provision for rebates, sales incentives and other allowances can generally be categorized into the following four types:
•direct rebates;
•indirect rebates;
•governmental rebates, including those for Medicaid, Medicare Part B and Part D, and TRICARE, among others; and
•managed-care rebates.
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
We are subject to rebates on sales made under governmental and managed-care pricing programs based on relevant statutes with respect to governmental pricing programs and contractual sales terms with respect to managed-care providers and GPOs. For example, for qualifying sales made through December 31, 2024 we were required to provide a discount on certain of our products to patients who fell within the Medicare Part D coverage gap, also referred to as the donut hole. The Medicare Part D coverage gap program sunset on December 31, 2024 and was replaced by the Manufacturer Discount Program, effective January 1, 2025, which extends discounts beyond the coverage gap. Under the Manufacturer Discount Program, coverage begins after a covered individual meets their Medicare Part D deductible, and imposes a $2,000 annual cap on covered drugs.
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
Valuation of long-lived assets
As of December 31, 2024, our combined long-lived assets balance, including property, plant and equipment and finite-lived intangible assets, is approximately $2.3 billion. Our finite-lived intangible assets consist of marketed products and license rights, as described below.
Marketed Products. Our developed technology assets subject to amortization have useful lives ranging from 3 years to 11 years, with a weighted average useful life of approximately 8 years. Intellectual property that generates operating profit through sales of products to customers is presented herein as marketed product intangible assets. We determine amortization periods and methods of amortization for marketed product assets based on our assessment of various factors impacting estimated useful lives and the timing and extent of estimated cash flows of the acquired assets, including the strength of the intellectual property protection of the product (if applicable), contractual terms and various other competitive and regulatory issues. Refer to Note 12. Goodwill and Other Intangibles, for additional information about the range of useful lives of certain marketed product assets.
License Rights. Our license rights subject to amortization have useful lives of approximately 5 years, with a weighted average useful life of approximately 5 years. Contracts with other parties that generate operating profit, other than through sales of products to customers, are presented herein as licensed intangible assets. We determine amortization periods for licenses based on our assessment of various factors including the strength of the intellectual property protection of the product (if applicable), contractual terms and various other competitive, developmental and regulatory issues. Refer to Note 12. Goodwill and Other Intangibles, for additional information about the range of useful lives of certain licensed assets.

Long-lived assets are generally initially recorded at fair value if acquired in a business combination, or at cost if acquired in an asset acquisition. To the extent any such asset is deemed to have a finite life and to be held and used, it is amortized over its estimated useful life using either the straight-line method or, in the case of certain assets in certain situations, an accelerated amortization model if such model better reflects the consumption of benefits of the asset. The values of these various assets are subject to continuing scientific, medical and marketplace uncertainty. Factors giving rise to our initial estimate of useful lives are subject to change. Significant changes to any of these factors may result in adjustments to the useful life of the asset and an acceleration of related amortization expense, which could cause our Net (loss) income and Net (loss) income per share to (increase) decrease. Amortization expense is not recorded on assets held for sale.
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
Our reviews of long-lived assets during the periods covered by this report did not result in any material impairment charges; however, the Predecessor incurred significant impairment charges of our long-lived assets in the past. As of December 31, 2024, the carrying amount of our intangible assets associated with marketed products and license rights totaled approximately $1,765.4 million. Given the significance of our long-lived asset balances, including our intangible assets, we may be subject to future impairment charges which could have a material adverse impact on our financial position and results of operations. Our impairment charges relating to long-lived assets were generally based on fair value estimates determined using discounted cash flow models or, in the case of disposal groups, a market approach. When testing a long-lived asset using a discounted cash flow model, we utilize assumptions related to the future operating performance of the corresponding product based on management’s annual and ongoing budgeting, forecasting and planning processes, which represent our best estimate of future cash flows. These estimates are subject to many assumptions, such as the economic environment in which we operate, demand for our products, competitor actions and factors which could affect our tax rate. Estimated future pre-tax cash flows are adjusted for taxes using a market participant tax rate and discounted to present value using a market participant weighted average cost of capital. Financial and credit market volatility directly impacts certain inputs and assumptions used to develop the weighted average cost of capital such as the risk-free interest rate, industry beta, debt interest rate and certain capital structure considerations. Where appropriate, the weighted average cost of capital may also incorporate certain risk premiums, such as a company-specific risk premium (CSRP), which represents the incremental return that investors may require to compensate for the risks, uncertainties and variability in our estimated future cash flows. These assumptions are based on significant inputs and judgments not observable in the market, and thus represent Level 3 measurements within the fair value hierarchy. The use of different inputs and assumptions would increase or decrease our estimated discounted future cash flows, the resulting estimated fair values and the amounts of our related impairments, if any. There were no intangible long-lived assets impaired during the periods presented in this report.
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
Goodwill and indefinite-lived intangible assets
Goodwill and indefinite-lived intangible assets are tested for impairment annually, as of October 1, and when events or changes in circumstances indicate that the asset might be impaired.
If goodwill exists, we perform the goodwill impairment test by estimating the fair value of the reporting units using an income approach that utilizes a discounted cash flow model or, where appropriate, a market approach. Any goodwill impairment charge recognized for a reporting unit is equal to the lesser of: (i) the total goodwill allocated to that reporting unit and (ii) the amount by which that reporting unit’s carrying amount exceeds its fair value.
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

The discounted cash flow models reflect our estimates of future cash flows and other factors including estimates of future operating performance, including future sales, long-term growth rates, gross margins, operating expenses, discount rates, and the probability of technical and regulatory success, all of which may differ from actual future cash flows.
As of December 31, 2024, we had no goodwill and the carrying amount of our indefinite-lived intangible assets totaled approximately $50.5 million. Given the significance of our remaining indefinite-lived intangible asset balances we may be subject to future impairment charges which could have a material adverse impact on our financial position and results of operations. Additionally, the Predecessor incurred significant goodwill as well as intangible asset impairment charges in the past.
Assumptions related to future operating performance are based on management’s annual and ongoing budgeting, forecasting and planning processes, which represent our best estimate of future cash flows. These estimates are subject to many assumptions, such as the economic environment in which we operate, demand for our products, competitor actions and factors which could affect our tax rate. Estimated future pre-tax cash flows are adjusted for taxes using a market participant tax rate and discounted to present value using a market participant weighted average cost of capital. Financial and credit market volatility directly impacts certain inputs and assumptions used to develop the weighted average cost of capital such as the risk-free interest rate, industry beta, debt interest rate and certain capital structure considerations. Where appropriate, the weighted average cost of capital may also incorporate certain risk premiums, such as a CSRP, which represents the incremental return that investors may require to compensate for the risks, uncertainties and variability in our estimated future cash flows. These assumptions are based on significant inputs and judgments not observable in the market, and thus represent Level 3 measurements within the fair value hierarchy. The use of different inputs and assumptions would increase or decrease our estimated discounted future cash flows, the resulting estimated fair values and the amounts of our related impairments, if any.
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
Our business is subject to various risks and uncertainties, including those described above and in Note 12. Goodwill and Other Intangibles of the Consolidated Financial Statements included in Part IV, Item 5. If actual results for our business differ from our expectations, as a result of these or other risks and uncertainties, and/or if we make related changes to our projected future cash flows, such changes could result in impairment charges that could be material.
Income taxes
Our income tax expense, deferred tax assets and liabilities, income tax payable and reserves for unrecognized tax benefits reflect our best assessment of estimated current and future taxes to be paid. We are subject to income taxes in the U.S. and numerous other jurisdictions in which we operate. Significant judgments and estimates are required in determining the consolidated income tax expense or benefit for financial statement purposes. Deferred income taxes arise from temporary differences, which result in future taxable or deductible amounts, between the tax basis of assets and liabilities and the corresponding amounts reported in our Consolidated Financial Statements. In assessing the ability to realize deferred tax assets, we consider, when appropriate, future taxable income by tax jurisdiction and tax planning strategies. Where appropriate, we record a valuation allowance to reduce our net deferred tax assets to equal an amount that is more likely than not to be realized. In projecting future taxable income, we consider historical results, adjusted in certain cases for the results of discontinued operations, changes in tax laws or nonrecurring transactions. We incorporate assumptions about the amount of future earnings within a specific jurisdiction’s pre-tax income, adjusted for material changes included in business operations. The assumptions about future taxable income require significant judgment and, while these assumptions may include certain estimates, such estimates are consistent with those that are objectively verifiable based on the underlying business’s historical record. Future changes in tax laws and rates could affect recorded deferred tax assets and liabilities. Any adjustments to these estimates will generally be recorded as an income tax expense or benefit in the period the adjustment is determined.

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
We make an evaluation at the end of each reporting period as to whether or not some or all of the undistributed earnings of our subsidiaries are indefinitely reinvested. Refer to Note 22. Income Taxes in the Consolidated Financial Statements included in Part IV, Item 5 of this report for information about our evaluation for the current reporting period and certain associated risks and uncertainties.
Contingencies
Material legal proceedings are discussed in Note 17. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 5. Liabilities for loss contingencies are recorded in the Consolidated Statements of Operations when the Company determines that a loss is both probable and reasonably estimable. Legal fees and other expenses related to litigation are expensed as incurred and are generally included in Selling, general and administrative expenses in the Consolidated Statements of Operations.
Due to the fact that loss contingencies are inherently unpredictable, our determination of the probability of loss and the estimated amount of any such loss involve significant judgment. When assessing the probability of loss and the estimate of potential loss we take into account all information available to us, including, but not limited to, the nature and specific facts of the relevant contingency, the merits of our and our counterparty’s legal arguments, our experience with similar current or past contingencies, publicly available information regarding the losses incurred by other companies for similar matters and, in the case of litigation matters involving our products, the nature of the product and the current assessment of the science subject to the proceeding. We also evaluate the likelihood of reaching a settlement agreement, taking into account the costs and risks and uncertainties that may be involved in litigating a dispute.
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
As of December 31, 2024, our accrual for loss contingencies totaled $7.4 million, which represents the present value of remaining future payment obligations associated with the resolutions reached prior to the Effective Date between the Predecessor and the Future Claimants' Representative (the FCR).
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in the financial markets, including interest rates and foreign currency exchange rates.
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate indebtedness associated with our New Credit Facilities. Borrowings under the New Credit Facilities may from time to time require payments calculated using variable rates, in certain cases subject to a floor. At December 31, 2024, a hypothetical 1% increase in the applicable rate over any applicable floor would have resulted in the incurrence of $15 million of incremental payments (representing the annual rate of incurrence) related to our variable-rate debt borrowings.
As of December 31, 2024, there are no other assets or liabilities with significant interest rate sensitivity.

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
The assets and liabilities of certain of our international subsidiaries are also translated to U.S. dollars at period-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in Accumulated other comprehensive loss. Gains and losses on foreign currency transactions and short-term intercompany receivables from foreign subsidiaries are included in Other expense (income), net in the Consolidated Statements of Operations. Refer to Note 21. Other (Income) Expense, Net of the Consolidated Financial Statements included in Part IV, Item 15 of this report for the amounts of Foreign currency loss, net.
Based on the Company’s significant foreign currency denominated intercompany balances, we separately considered the hypothetical impact of a 10% change in the underlying currencies of our foreign currency denominated intercompany balances, relative to the U.S. dollar, at December 31, 2024. A 10% change at December 31, 2024 would have resulted in approximately $3.4 million in incremental foreign currency losses on such date.
Item 8.        Financial Statements and Supplementary Data
The information required by this item is contained in the financial statements set forth in Item 15. under the caption “Consolidated Financial Statements” as part of this report.
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Interim Chief Executive Officer (CEO) and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2024. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.
(b) Management’s Report on Internal Control over Financial Reporting
This report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.
(c) Attestation Report of Independent Registered Public Accounting Firm
This report does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
(d) Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance
Information about our Directors
The following table sets forth, as of March 13, 2025, information about the members of our Board:

Name	Age	Position and Offices
Paul Herendeen	69	Chairman of the Board of Directors
Paul Efron	70	Director
Scott Hirsch	48	Director, Interim Chief Executive Officer
Sophia Langlois	55	Director
Andy Pasternak	54	Director
Marc Yoskowitz	50	Director
Paul Herendeen has served as a member of the Elanco Pharmaceuticals Board of Directors since December 2020 and was appointed a member of the Board of Directors of Grifols, S.A. in September 2024. Mr. Herendeen served as Advisor to the Chairman and Chief Executive Officer at Bausch Health Companies Inc. Prior to that, he was EVP and CFO of Bausch Health. Before joining Bausch Health, he served as EVP and CFO of Zoetis Inc. Prior to that time, Mr. Herendeen served as chief financial officer at Warner Chilcott, a specialty pharmaceuticals company. He rejoined Warner Chilcott after four years as EVP and CFO of MedPointe. Mr. Herendeen previously worked as a Principal Investor at Dominion Income Management and Cornerstone Partners and spent the early part of his career in banking and public accounting, holding various positions with the investment banking group of Oppenheimer & Company, the capital markets group of Continental Bank Corporation and as a senior auditor with Arthur Andersen & Company. Mr. Herendeen holds a bachelor’s degree from Boston College and earned an M.B.A. from the University of Virginia’s Darden School of Business. Mr. Herendeen was selected to serve on our board of directors based on his extensive leadership and management experience in the pharmaceutical industry.
Paul Efron is a private investor and former Executive Chairman of Oodles Energy, Inc., which installs and operates fast DC chargers in apartments and hotels. He served in that role since he co-founded the company in December 2020 until December 2024. From 1984 to 2022, Mr. Efron worked in a variety of capacities at Goldman Sachs & Company. He was elected General Partner of the firm in 1998. He ran a variety of businesses for the firm, including Debt Capital Markets in London, New Product Development for the Investment Banking Division, and Leveraged Finance. Mr. Efron served for 20 years on the Firmwide Capital Committee, which reviewed the firm’s underwriting and fixed income capital commitments. Mr. Efron has served on the Board of Directors of seven private companies and was the Chairman of the Board of Trustees of his Alma Mater, Pomona College. Mr. Efron was selected to serve on our board of directors based on his extensive leadership and management experience and his extensive capital markets experience.
Scott Hirsch has over 20 years of experience in healthcare operations, investment management, and financial services. He has served as an executive operator and Board member for privately held companies within Blackstone, Bain Capital, and Lauder Partner portfolios. Mr. Hirsch was formerly the CEO of Solta Medical, where he led the business growth, investment cycle, and global infrastructure development for a healthcare company operating in over 50 countries. Prior to Solta, Mr. Hirsch was the President of the Ortho Dermatologics and OraPharma business segments and the Chief Business Officer of Bausch Health/Bausch & Lomb. In those roles, he had responsibility for operational performance, capital allocation, strategic planning, M&A, and investor communications. He additionally held the role of President of the Bausch Foundation and Patient Access with oversight of government affairs, product donation, and charitable giving. Prior to Bausch, Mr. Hirsch was a Portfolio Manager at Citadel’s Surveyor Capital fund overseeing investment and risk management decisions for a healthcare portfolio. Mr. Hirsch started on Wall Street in the investment banking group of Credit Suisse, where he was recognized by Institutional Investor magazine as a top Equity Research Analyst covering Specialty Pharmaceuticals, Biotechnology, and Global Generics companies. Mr. Hirsch began his career as a venture capital operator in product development, sales, and marketing roles at J.P. Morgan Partners and Morgan Stanley Ventures portfolio companies including Medsite, a healthcare technology company that was acquired by WebMD. Mr. Hirsch holds an M.B.A. in Healthcare Management and Finance from The Wharton School and B.F.A. with honors from The Rhode Island School of Design. Mr. Hirsch was selected to serve on our board of directors based on his extensive leadership and management experience in the healthcare industry. Mr. Hirsch is currently serving as Endo’s Interim CEO.
Sophia Langlois is presently a board member, compensation committee member and Chair of the audit committee for Alaris Equity Partners and also a board member, compensation committee member and audit committee member of Pason Systems Inc. Ms. Langlois was formerly a board member at Essential Energy Services and Loop Energy Inc. where she chaired both audit committees. She has been involved with numerous not-for-profit organizations and is presently on the board of Telus Spark Science Centre. As a public company audit partner with KPMG LLP in Calgary (2006 to 2020), she served domestic, cross-border and international companies across numerous industry sectors. She also led the Corporate Services group for KPMG Calgary and was the KPMG National Audit Partner in charge of People Strategy for three years. She received her Bachelor of Commerce degree from the

University of Calgary, holds a Chartered Professional Accountant designation and is a member of the Human Resources Institute of Alberta. Ms. Langlois has been granted an ICD.D designation by the Institute of Corporate Directors. Ms. Langlois was selected to serve on our board of directors based on her extensive management experience and her experience serving as a director and audit committee member for various public and private companies.
Andy Pasternak is a biopharmaceutical executive and expert with over 25 years of experience. Most recently, Mr. Pasternak served as Executive Vice President, Chief Strategy Officer at Horizon Therapeutics, a biotechnology company focused on serious, rare autoimmune diseases; in this role, he was responsible for corporate strategy, M&A / business development, commercial development, and portfolio management, and he played a central role in the $28 billion acquisition of Horizon by Amgen, Inc. Prior to joining Horizon in 2019, Mr. Pasternak was a senior partner at Bain & Company, where he served as Head of the Healthcare Practice in the Americas. Earlier in his career, he was an analyst in the Investment Banking division of Chemical Securities, Inc. (now part of J.P. Morgan). Mr. Pasternak is currently a Senior Advisor to Bain & Company, and also serves as Chairman of the Board of Directors of Context Therapeutics, an oncology-focused biotechnology company. Mr. Pasternak is also an Adjunct Lecturer in the Healthcare Program at the Kellogg School of Management. Mr. Pasternak received his B.A. in economics from Northwestern University and an M.B.A. from the University of Chicago. Mr. Pasternak was selected to serve on our board of directors based on his extensive leadership and management experience in the biopharmaceutical industry.
Marc Yoskowitz serves as Chief Executive Officer of Evozyne, Inc. a venture capital backed biotech designing novel proteins leveraging generative AI. He has served as a member of the Board of Directors at Mereo BioPharma since 2022 where he is a member of the R&D Committee. Previously he served as EVP and Chief Strategy Officer, Life Sciences at Tempus AI, Inc. Prior to Tempus, Mr. Yoskowitz was Chief Business Officer, Pfizer Essential Health, leading a range of corporate initiatives within the Pfizer portfolio. Prior to Pfizer, he served as SVP, Strategy and Corporate Development at Hospira and was a member of the Executive Committee. Earlier in his career, Mr. Yoskowitz led business development at a specialty pharmaceutical company, spent eight years at McKinsey & Company where he was an Associate Principal, and began his career as an M&A lawyer at Davis, Polk & Wardwell in New York. Mr. Yoskowitz received a bachelor’s degree magna cum laude from Washington University in St. Louis and holds a J.D. from Columbia University School of Law. Mr. Yoskowitz was selected to serve on our board of directors based on his extensive leadership and management experience in the pharmaceutical industry.
Information about our Executive Officers
The disclosures under Information about our Executive Officers included in Part I, Item 1. Business are incorporated into this Part III, Item 10 by reference.
Involvement in Certain Legal Proceedings
The disclosures under Note 17. Commitments and Contingencies in the Consolidated Financial Statements included in Part IV, Item 15 of this report are incorporated into this Part III, Item 10 by reference.
Code of Conduct
The Board maintains a Code of Conduct that applies to the Company’s directors, executive officers (including its current Interim Chief Executive Officer and Executive Vice President and Chief Financial Officer) and other employees (the Endo Code). The Board also maintains a Code of Conduct for the Board (the Director Code). These codes are posted on the Company’s website at www.endo.com. The Endo Code is available under “Company—Policies & Statements.” The Director Code is available under “Investors—Board Policies & Guidelines.” Any waiver of either code for a director or executive officer of the Company, as applicable, may be made only by the Board or a committee of the Board. Such waivers and any amendments to either code will be disclosed on the Company’s website if required by law or any applicable stock exchange rules. The Board reviews the Endo Code and the Director Code on an annual basis.
Insider Trading Policy
The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.
Audit & Finance Committee
The Company has a separately-designated standing audit committee (the Audit & Finance Committee) established in accordance with the applicable sections of the Exchange Act. The members of the Audit & Finance Committee include Ms. Langlois (who also serves as the committee’s Chair), Mr. Herendeen and Mr. Pasternak. The Board has determined that all members of the Audit & Finance Committee are “audit committee financial experts” as defined by the SEC regulations. Additionally, as further discussed in Item 13 below, the Board has affirmatively determined that all members of the Audit & Finance Committee are independent.
Item 11.        Executive Compensation

Compensation Discussion and Analysis
Introduction
This Compensation Discussion and Analysis (CD&A) describes our executive compensation philosophy, the factors considered by the Compensation & Human Capital Committee (referred to in this CD&A as the Compensation & Human Capital Committee or the Committee) and the Board in setting executive compensation, the components of our 2024 executive compensation program and the factors considered by the Committee and the Board in determining payouts thereunder.
The executive officers whose compensation is discussed in this CD&A and who are referred to as the named executive officers, or NEOs, include:

Name	Position and Offices as Employees of the Company
Current Named Executive Officers (Current NEOs):
Scott Hirsch	Interim Chief Executive Officer
Mark T. Bradley	Executive Vice President & Chief Financial Officer
Matthew J. Maletta	Executive Vice President, Chief Legal Officer & Secretary
Patrick A. Barry	Executive Vice President & President, Global Commercial Operations
James P. Tursi, M.D.	Executive Vice President, Global Research & Development
Former Named Executive Officer:
Blaise Coleman	Former President & Chief Executive Officer
Background
Immediately prior to the consummation of the Plan and the transfer on the Effective Date of substantially all of the assets of Endo International plc to Endo, Inc., the NEOs (except for Mr. Hirsch) were executive officers of Endo International plc. As a result, this CD&A and the other compensation disclosures that follow discuss the 2024 compensation programs of both Endo International plc, which generally applied prior to the consummation of the Plan, and Endo, Inc., which generally applied following the consummation of the Plan. Decisions regarding the compensation of the NEOs prior to the consummation of the Plan were made by the Compensation & Human Capital Committee of Endo International plc (the CHCC) or, in certain instances, by the Board of Directors of Endo International plc. Following the consummation of the Plan, the Board of Endo, Inc. formed its own Compensation & Human Capital Committee, which together with the Board in certain instances, is now generally responsible for determining the executive compensation programs and policies of Endo, Inc. References to “NEO” in this CD&A and the subsequent compensation disclosures refer to the individuals described above, regardless of whether the individual was performing services as an officer of Endo International plc or, post-consummation of the Plan, was performing services as an officer of Endo, Inc.
Additionally, this CD&A and the compensation disclosures that follow contain certain descriptions of 2024 activity that includes, but are not limited to (i) NEO and company results, performance and achievements, including in the context of Endo’s performance-based compensation programs, and (ii) compensation decisions and amounts. Unless otherwise indicated or required by the context, descriptions and amounts relating to 2024 represent, for the NEOs, their full-year performance, achievements and compensation relating to their employment with the Predecessor through the Effective Date and with the Successor through December 31, 2024. Additionally, in certain cases, this CD&A includes descriptions and amounts relating to the full-year 2024 results, performance and achievements of the Predecessor through the Effective Date and the Successor through December 31, 2024. Where provided, we believe this combined presentation provides comparability among periods and information about trends in our business and the results of our continuing operations. Additionally, we believe this combined presentation is consistent with certain of our 2024 compensation programs, including the 2024 annual cash incentive compensation (IC) program for which the performance targets and assessments approved by the Committee were based on full-year combined 2024 results. Discussions about periods prior to 2024 relate entirely to the Predecessor. Refer to Part IV, Item 15 of this report for additional information about 2024 company results prior and subsequent to the Effective Date.
Any combined 2024 financial measures relating to company performance included herein, including Adjusted Revenue, Adjusted Free Cash Flow and Adjusted EBITDA Margin, are not considered to be prepared in accordance with U.S. generally accepted accounting principles (GAAP) and have not been prepared as pro forma results per applicable regulations, do not reflect the actual results that would have been achieved absent the consummation of the Plan and may not be indicative of future results.
During the pendency of the bankruptcy proceedings of Endo International plc, the CHCC was generally restricted from making changes to the executive compensation program of Endo International plc. Additionally, certain decisions and actions related to the executive compensation program of Endo International plc occurred prior to the commencement of the bankruptcy proceedings of Endo International plc.
2024 Business Update

This year’s CD&A highlights decisions made by the CHCC, the Committee and the Board in the context of significant transformation.
In April 2024, the Plan was successfully consummated, resulting in, among other things, the transfer of substantially all of the business, assets and employees (including the executive officers) of Endo International plc to Endo, Inc. The consummation of the Plan was a substantial milestone and strategically positioned Endo to operate with a strong balance sheet, a diversified portfolio of on-market medicines across its four segments, a robust pipeline of innovative and differentiated product candidates and a highly skilled team.
Certain significant leadership changes also took place in 2024, including at both the Board and Chief Executive Officer levels. Immediately following the consummation of the Plan, a new set of directors was appointed to the Endo, Inc. Board. Except for Blaise Coleman, all of the directors appointed to the Endo, Inc. Board had not previously served on the Endo International plc Board. Later in August 2024, Mr. Coleman ceased serving as a director and as President and Chief Executive Officer of the Company, and Scott Hirsch was appointed as the Company’s Interim Chief Executive Officer (in addition to his already-existing role as a director).
Endo’s business also faced a number of anticipated external challenges in 2024, including continued competitive pressures and market contraction impacting certain products. Despite these challenges, Endo delivered strong financial and operating performance in 2024, exceeding its Adjusted Revenue target contemplated in the 2024 IC program. Endo also delivered on a number of strategically significant initiatives in 2024 to drive sustainable performance, including the following:
•The principal amount of Endo’s long-term debt decreased significantly, including a $5.6 billion reduction on the Effective Date associated with the consummation of the Plan.
•Endo, Inc.’s newly-issued common shares commenced trading on the OTCQX® Best Market under the ticker symbol NDOI.
•Endo, Inc. filed a registration statement on Form S-1, which was subsequently declared effective.
•Endo achieved its XIAFLEX® maximization commercial and development objectives.
•Endo launched five new products across its Sterile Injectables and Generic Pharmaceuticals segments, while also advancing a number of other key portfolio initiatives.
•The U.S. FDA approved commercial production of VASOSTRICT® at the Company's new aseptic manufacturing facility in Indore, India.
•Endo progressed a number of manufacturing network optimization, quality and sustainability initiatives.
As further discussed in this CD&A, consistent with Endo’s pay-for-performance philosophy, the Committee considered the management team’s 2024 accomplishments and performance when issuing awards under Endo’s performance-based incentive programs.
The Board believes that, under the leadership of Endo’s Senior Executive Team, the newly-restructured company is well-positioned to advance its strategic priorities in support of our vision of helping everyone we serve live their best life through the development and delivery of life-enhancing products.
Compensation Philosophy
To execute on our strategic objectives and achieve our vision, our compensation programs prioritize the importance of attracting, engaging and retaining experienced and well-qualified executive officers and other employees through policies, programs and strategies that advance our critical business and human capital development objectives and promote the creation of shareholder value over the long-term.
The Committee has implemented an executive compensation philosophy that is designed to support our business strategy. The objectives of this philosophy include:
•linking pay with individual and company performance, including through the use of pay-for-performance incentive compensation programs that align the interests of our executive officers and other employees with those of our shareholders, while embracing our values, behaviors and Code of Conduct;
•balancing our short- and long-term business objectives and managing our goal-setting so as to discourage excessive risk-taking for the purposes of achieving a compensation result;
•attracting and retaining experienced and well-qualified executive officers and other employees and motivating them to perform at the highest professional level by offering compensation opportunities that are market-competitive; and
•considering shareholder input when designing and implementing our executive compensation programs.
In alignment with this philosophy, the Committee believes in prioritizing executive compensation programs pursuant to which:
•a significant amount of executive compensation is variable and incentive-based and directly aligned with Endo’s financial, strategic, operating, compliance and share price performance objectives, without encouraging excessive risk; and
•Total direct compensation levels are competitive as compared to Endo’s Pay Comparator Companies (as defined below).

Setting Executive Compensation
This section discusses the general policies and practices of management, the Committee and the Board in making executive officer compensation decisions. Individual 2024 compensation considerations and decisions, including relating to Mr. Hirsch’s Interim CEO Arrangement (as defined below), are separately discussed below under the heading “2024 Executive Compensation Considerations and Determinations.”
General Role of Executive Officers and Other Members of Management
With oversight from our Chief Executive Officer, members of management (including from time to time other executive officers), formulate recommendations on the Company’s compensation philosophy, compensation plan design and compensation for executive officers other than the Chief Executive Officer. The Chief Executive Officer provides the Committee with performance assessments and compensation recommendations for each of the executive officers, other than himself. The Committee considers those recommendations with the assistance of its compensation consultant. Members of management do not participate in formulating, or in discussions with the Committee or the Board regarding, their own compensation recommendations.
General Role of the Committee and the Board
In making executive officer compensation decisions (or recommendations to the Board in the case of the Chief Executive Officer), the Committee considers individual and company performance, peer data, input from the Committee’s compensation consultant (LB&Co.), feedback from shareholders, its own judgment and, except in the case of the Chief Executive Officer, performance assessments and compensation recommendations from the Chief Executive Officer. In the case of the Chief Executive Officer, the Committee shares the results of its analysis (including its evaluation of the Chief Executive Officer’s performance and its recommendations regarding the Chief Executive Officer’s compensation) with the full Board, which is responsible for reviewing and approving such recommendations.
Individual and Company Performance Considerations
The performance of the Chief Executive Officer is assessed in relation to performance objectives approved for the year by the Committee, in consultation with the full Board. The performance of the other executive officers is assessed in relation to individual performance objectives set for the year by the Chief Executive Officer. Other factors that are considered, for each of the executive officers, include the degree of risk and challenge involved in achieving individual performance objectives, contributions of the individual and his/her function to company performance, increases in competencies, skill development and alignment with Endo’s values.
Company performance is assessed in relation to strategic, operating, compliance and human capital objectives approved for the year by the Committee, in consultation with the full Board. In setting these objectives, the Committee considers, among other things, input from the Board, discussions with Endo’s Chief Executive Officer and senior management and feedback from shareholders. As further discussed below under the heading “2024 Annual Cash IC Considerations and Determinations,” this performance assessment directly impacts payouts under Endo’s annual cash IC program. Endo also sets multi-year performance goals when issuing Performance Share Units (PSUs) that will ultimately be used in determining the payout under such awards.
Peer Data and Compensation Consultant Considerations
In making compensation decisions with respect to each element of compensation, the Committee and, as applicable, the Board, considers the competitive market for executives and compensation levels provided by comparable companies by reviewing the compensation practices at companies with which the Company competes for talent, including businesses engaged in activities similar to those of the Company. While the Committee and the Board do not believe that it is appropriate to establish compensation levels based solely on benchmarking, they generally believe that it is appropriate to set the target compensation of Endo’s executives near median levels (for executives in similar positions and with similar responsibilities and experience at similar companies of comparable size), with the opportunity for top quartile compensation based upon individual and company performance.
For purposes of this peer analysis, the Committee annually consults with LB&Co., and approves the use of a sample of companies with similar operations to Endo, which we refer to collectively as the “Pay Comparator Companies.” This analysis takes into consideration comparative market data obtained from LB&Co. related to the Pay Comparator Companies.

The Committee believes that Endo competes with the Pay Comparator Companies for talent and for shareholder investment. In assessing the relevance of the Pay Comparator Companies, LB&Co. evaluates the appropriateness of including each company based on several key criteria in an effort to identify comparator companies with the most appropriate business fit. These factors include company size (in terms of both revenue and enterprise value), industry/business sector, operating complexity, location, talent market, customer base and other relevant factors, recognizing that not all peer companies will match all criteria and not all criteria are of equal importance. Additionally, the consolidation of viable peer companies and loss of many similarly-sized competitor companies in recent years requires Endo to consider comparator companies that fall outside of the normal size parameters in order to include organizations relevant to Endo’s business. This includes companies both larger and smaller in size in an effort to include a balanced and fair assessment of the range of competitive pay levels. Ultimately, the Committee believes it is imperative that the Pay Comparator Companies align with Endo’s market for key talent in order to establish a reasonable assessment of competitive pay levels for our executive officers.
The Pay Comparator Companies typically have similar executive officer positions; however, the Committee does not attempt to set each compensation element for each executive within a particular range as it relates to the Pay Comparator Companies. Instead, the Committee uses market comparisons as one factor in making compensation decisions. Other factors considered when making individual executive compensation decisions include individual contribution and performance, reporting structure, complexity and importance of role and responsibilities, internal pay equity, leadership, growth potential and secondary executive compensation survey sources specific to the life sciences industry, among others.
The Committee-approved Pay Comparator Companies for 2024 are listed in the table below:

2024 Pay Comparator Companies
Alkermes plc	Incyte Corporation
Amneal Pharmaceuticals, Inc.	Jazz Pharmaceuticals plc
Amphastar Pharmaceuticals, Inc.	Lantheus Holdings, Inc.
Bausch Health Companies Inc.	Neurocrine Biosciences, Inc.
BioMarin Pharmaceutical Inc.	Organon & Co.
Catalent, Inc.	Perrigo Company plc
Corcept Therapeutics Incorporated	QuidelOrtho Corporation
Emergent BioSolutions Inc.	Sarepta Therapeutics, Inc.
Exelixis, Inc.	United Therapeutics Corporation
Hologic, Inc.
Pay Risk and Governance
The Committee regularly reviews industry compensation practices to align the Company’s compensation philosophy with the Company’s business strategy, while focusing on the enhancement of long-term shareholder value and management of risk.
Notwithstanding certain exceptions made with respect to the compensation of Mr. Hirsch (which relate to the interim nature of his role as Chief Executive Officer and are further discussed herein), the summary below reflects the general governance practices implemented and maintained by the Committee:

What We Do
Maintain a Compensation & Human Capital Committee composed entirely of independent directors
Engage with shareholders on governance and compensation matters
Retain an independent executive compensation consultant to the Committee
Conduct annual assessments of NEO pay positioning against Pay Comparator Companies
Complete independent annual reviews of risks associated with compensation arrangements, policies and practices
Implement an executive pay program that is highly concentrated on variable short- and long-term incentive compensation tied to individual and company performance
Grant long-term incentive (LTI) awards to NEOs (in respect of their service as NEOs) that are generally subject to multi-year vesting conditions and consist of a minimum of 50% PSUs
Maintain a conservative approach on executive perquisites
Maintain robust stock ownership guidelines for executive management and non-employee directors
Maintain compensation recovery (clawback) policies that collectively apply to all discretionary, performance-based and time-based incentive compensation, whether in the form of equity- or cash-based awards, in situations involving certain covered misconduct or negligence, or financial reporting errors impacting incentive compensation awards

What We Don’t Do
Reward executives for excessive, inappropriate or unnecessary risk-taking
Allow re-pricing of equity awards without shareholder approval
Allow cash buyouts of underwater options
Allow hedging and pledging of Company shares
Grant LTI awards to NEOs (in respect of their service as NEOs) that allow for single-trigger vesting upon change in control
Allow change in control gross-up payments
On at least an annual basis, the Company conducts an assessment of the potential risks associated with the Company’s compensation arrangements, policies and practices. The assessment is conducted by LB&Co. and then reviewed by the Committee. A key objective is to determine whether the Company’s compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Company. This risk assessment process includes identifying and analyzing compensation programs with the highest risk potential, including:
•identifying the features within the programs that could potentially encourage excessive or imprudent risk-taking;
•identifying business risks that these features could potentially encourage;
•identifying controls and program features that mitigate the risks identified;
•determining residual risk remaining after having identified mitigating controls and features; and
•assessing whether residual risk is reasonably likely to have a material adverse effect on the Company as a whole.
The Committee also reviews the Company’s compensation programs that allow for variable payouts. A key consideration is the establishment of an appropriate mix of performance metrics. The Committee also oversees the plans so that they reward both annual goal achievement and the long-term sustainable success of the Company. In addition, the reviews focus on plans where an employee might be able to influence payout factors and programs that involve our executives, with a focus on analyzing whether any of the performance targets encourage excessive risk-taking. During the assessment, several control and design features of the Company’s compensation program that are intended to mitigate the risk of excessive risk-taking are evaluated. Risk profiles are also evaluated on an ongoing basis by the Company’s management team as new program designs are considered.
Based on the 2024 risk assessment, it was concluded that the potential risks associated with the Company’s compensation policies and practices are not reasonably likely to have a material adverse effect on Endo. The Committee will continue to review the Company’s compensation programs at least annually to identify and address potential risks that may have a material adverse effect on the Company.
Executive Compensation Program Components
Summary
Our executive compensation program includes three primary components:
•base salary;
•annual cash IC awards; and
•annual LTI awards.
Apart from Mr. Hirsch’s interim compensation arrangement, the Company’s executive officers are generally eligible to participate in these three compensation components. The Committee and Board believe that the majority of the compensation of senior-most levels of management—the levels of management having the greatest ability to influence performance—should be variable and dependent upon performance. This is illustrated in the following chart, which shows the average of the 2024 compensation targets applicable for Messrs. Bradley, Maletta, Barry and Dr. Tursi, in respect of these three primary compensation components.

2024 Pay Mix
(Expected Target Value)

|________________________________________________________________________________________________________________________________________|

Note: This chart excludes the compensation of Messrs. Hirsch and Coleman. Base salary represents the annual rate of base salary. The executive employment agreements of Messrs. Bradley, Maletta and Barry and Dr. Tursi do not provide for guaranteed annual LTI targets. The LTI target amounts reflected in the chart are based on the Initial LTI Targets (as defined and further discussed in the “2024 Annual LTI Considerations and Determinations” section below).
Mr. Coleman’s compensation package also reflected this belief, with a substantial majority of his target compensation opportunities prior to him ceasing to serve as President & Chief Executive Officer (effective August 29, 2024) being in the form LTI and IC. Refer to the “2024 Base Salary Considerations and Determinations” section below for a discussion of Mr. Hirsch’s compensation as Interim Chief Executive Officer.
The three primary components of our executive compensation program are further discussed below.
Base Salary
The first primary component of executive compensation is base salary. The objective of base salary is to reflect job responsibilities and value to the Company, while taking into consideration market competitiveness. We seek to provide our executive officers with competitive annual base salaries in order to attract and retain them. While the base salary component of our executive officer compensation program is primarily designed to provide the baseline level of compensation to executive officers, individual performance is also a key consideration when establishing appropriate base salary increases that the executives may receive from time to time, further supporting the Company’s pay-for-performance philosophy.
Initial NEO base salaries are documented in their employment agreements, which are described under “Executive Employment Agreements” below. Base salaries are subsequently reviewed at least annually thereafter. Initial NEO salaries and the amount of any increases over these salaries are determined by the Committee (together with the Board in the case of the Chief Executive Officer) based on a variety of factors, including:
•the nature and responsibility of the position and, to the extent available, salary norms for persons in comparable positions at the Pay Comparator Companies and/or secondary executive compensation survey sources specific to the life sciences industry;
•the expertise and competencies of the individual executive;
•the competitiveness of the market for the executive’s services;
•internal review of the executive’s compensation, both individually and relative to other NEOs;
•the recommendations of the Chief Executive Officer (except in the case of the Chief Executive Officer’s own compensation); and

•actual and expected individual performance of the NEO, which includes:
▪achievement of individual annual goals and objectives, the risks and challenges involved and the impact of the results;
▪performance of day-to-day responsibilities;
▪increases in competencies and skill development;
▪the value of the NEO’s contribution to function and company goal achievement; and
▪the alignment of the NEO’s behaviors with Endo’s values.
Refer to the “2024 Executive Compensation Considerations and Determinations” section below for information regarding 2024 base salary decisions.
Annual Cash IC Awards
The second primary component of executive compensation is annual cash IC, which is a short-term performance-based incentive compensation program that rewards the achievement of annual goals and objectives, as well as longer-range strategic goals. In alignment with the Company’s pay-for-performance philosophy, the program provides each participant with an opportunity to earn an annual cash bonus subject to the achievement of individual and company performance objectives that are intended to correlate closely with shareholder value creation and preservation. Performance objectives are set at the beginning of the year, with company performance metrics governing the annual cash IC program documented in the Company’s enterprise “scorecard.” This scorecard includes both financial and non-financial performance metrics that align with the Company’s strategic and business plans, with the financial metrics taking into consideration the Company’s financial guidance for the year.
Each eligible NEO’s target annual cash IC award is set as a percentage of base salary. IC target percentages for the NEOs are initially set in their employment agreements and are typically reviewed at least annually thereafter. IC target percentages are set based on the factors that the Committee, and the Board in the case of the Chief Executive Officer, deem relevant including, but not limited to, each NEO’s specific position, accountabilities and impact on overall company performance, as well as a review of Pay Comparator Company compensation levels.
After the end of each year, the Committee (together with the Board in the case of the Chief Executive Officer) is responsible for approving each NEO’s award amount taking into consideration both individual performance and Endo’s achievement of its enterprise scorecard objectives. The resulting bonus payments can range between 0% and 195% of target. The relationship between payout and performance in respect of enterprise scorecard objectives is pre-established and formulaic; however, discretion may be applied in measuring performance, subject to certain limitations. For example, in determining the extent to which the annual performance goals are met for a given period, the Committee (and, as applicable, the Board) may exercise judgment in determining whether to reflect or exclude the impact of changes in accounting principles and unusual or infrequently occurring events reported in the Company’s public filings. The Committee (and, as applicable, the Board) also has the discretion to withhold annual cash IC awards that otherwise would be made to any employees, including the NEOs, if it determines company performance is below pre-established thresholds.
Annual LTI Awards
The third primary component of executive compensation is annual LTI, for which the realization of value depends significantly upon Endo’s delivery of shareholder value. LTI awards are subject to vest over a multi-year period and thus create a future reward structure for eligible employees. The Committee believes that the most effective means to encourage long-term performance by our NEOs is to create an ownership culture where Endo’s leaders have a meaningful stake in the Company’s financial future. This philosophy is implemented through the granting of the equity-based awards described below.
LTI awards are an important component supporting our compensation philosophy and are allocated most heavily to:
•reward consistently high-performing individuals who make significant contributions to the success of the Company;
•reward individuals at various levels who have high impact relative to the expectations and objectives of their role; and
•retain eligible individuals who have skills critical to the long-term success of the Company.
The LTI compensation program normally provides an annual grant that is directly aligned with Endo’s financial, strategic, operating, compliance and share price performance objectives. The level of LTI compensation is determined based on an evaluation of competitive factors in conjunction with total compensation provided to NEOs and the goals of the compensation program. Typically, LTI awards for NEOs are equity-based, providing for the opportunity to award a combination of PSUs, RSUs and/or stock options.
The Committee believes that targeted combinations of PSUs, RSUs and/or stock options closely equate the value of the benefit received by the recipient to the accounting expense of the benefit to the Company, while also being supported by the pattern of equity-based awards that prevails in the Pay Comparator Companies and in the external market generally.

Factors considered by the Committee (together with the Board in the case of the Chief Executive Officer) in determining the amounts of any LTI grants for the NEOs may include market data on total compensation packages, the value of long-term incentive grants at the Pay Comparator Companies, share usage and shareholder dilution.
In the case of annual grants made in respect of a given performance year, grant levels also take into consideration NEO performance assessments completed at the end of the performance year and, except in the case of awards to the Chief Executive Officer, the recommendations of the Chief Executive Officer. Performance assessments are based on, among other things, a group of factors that collectively contribute to the Company’s future success as a diversified pharmaceutical company committed to helping everyone we serve live their best life through the delivery of quality, life-enhancing therapies, including:

Factors
Development of a long-term vision for the Company and the successful execution of the overall business strategy	Strengthening the balance sheet by effectively managing capital and cash flow conversion
Focus on operational execution and the achievement of operating objectives and overall financial performance	Progress in the development and expansion of the Company’s product portfolio and pipeline
Success in forging the Company for long-term sustainable revenue and profitability growth	Advancement of the Company’s performance-oriented culture and efficient operating model
Achievement of quality, compliance and human capital objectives	Relative shareholder value creation and preservation
2024 Retention & Performance Awards
In addition to the three primary compensation components discussed above, following the date on which Mr. Coleman ceased serving as the Company’s President & Chief Executive Officer in August 2024, the Committee approved ad hoc retention and performance awards (the Retention & Performance Awards) on September 30, 2024 for each of the Current NEOs, excluding Mr. Hirsch. These awards provided the Current NEOs with the opportunity to earn cash payments of up to (i) $507,259 for Mr. Bradley, (ii) $514,830 for Mr. Maletta, (iii) $476,975 for Mr. Barry and (iv) $403,650 for Dr. Tursi, with each NEO’s award consisting of two components:
•a performance-based component (70% of the award value), half of which was eligible for payout only if consolidated 2024 revenues exceeded $1.78 billion, with the other half eligible for payout only if 2024 Branded Pharmaceuticals segment revenue exceeded $905 million; and
•a time-based component (30% of the award value).
In addition to the performance conditions associated with the performance-based component, both components generally require service through the vesting date of September 30, 2025 (the first anniversary of the grant date) to be eligible for a payout.
The Retention & Performance Awards were provided to incentivize outstanding performance, motivate the NEOs and encourage management continuity through a period of significant transition. Despite strong financial performance in 2024, the Committee determined, in February 2025, that the 2024 revenue targets underlying the performance-based component were not achieved, and no payouts were earned with respect to the performance-based component. Each of the Current NEOs remains eligible to receive payouts in respect of the time-based component, subject to remaining employed with the Company through September 30, 2025. Additionally, as further discussed in the “Potential Payments Upon Termination or Change in Control” section below, in the case of an NEO being terminated without cause prior to the vesting date, the respective NEO would be entitled to an accelerated payout of the time-based component.
Benefits and Executive Perquisites
The Current NEOs are eligible to participate in the benefit programs available to all eligible U.S. employees, including health and welfare benefits, life insurance benefits and Endo’s defined contribution 401(k) retirement plan. Additionally, while the Company’s current practice is to limit the use of perquisites, the NEOs are currently eligible for certain limited executive perquisites including financial and legal advisory services and executive physicals. Additionally, pursuant to the terms of Mr. Hirsch’s Interim CEO Arrangement, in acknowledgement of the fact that Mr. Hirsch resides outside the state of Pennsylvania, the Company has agreed to provide him reimbursements for reasonable travel and lodging expenses associated with trips to the Company’s offices while he is serving as Interim Chief Executive Officer.
Executive Employment Agreements
The Company generally enters into written employment agreements with its NEOs. The purpose of these agreements and the compensation and benefits provided for in the agreements is to aid recruitment and management continuity and to reinforce an ongoing commitment to shareholder value creation and preservation.

Following the consummation of the Plan, the Company entered into executive employment agreement with Messrs. Bradley, Maletta and Barry and Dr. Tursi effective May 10, 2024. Each of these agreements will generally continue until the termination of the respective NEO’s employment with the Company. These agreements generally provide for: (i) an initial base salary, (ii) an initial target annual cash IC award opportunity, (iii) eligibility for annual LTI awards and (iv) eligibility for benefits on the same basis as other similarly-situated executives. These agreements each contain a 12-month non-competition covenant, a 12-month non-solicitation covenant, a non-disparagement covenant and a covenant providing for cooperation by each respective NEO in connection with any investigations and/or litigation.
In connection with the appointment of Mr. Hirsch as Endo’s Interim Chief Executive Officer, the Company entered into an employment agreement with Mr. Hirsch, effective August 29, 2024. The agreement was subsequently amended effective in January 2025 (as amended, the Interim CEO Arrangement). The Interim CEO Arrangement generally provides for employment of Mr. Hirsch until August 15, 2025; provided that in the event a permanent Chief Executive Officer commences employment with the Company prior to August 15, 2025, Mr. Hirsch would serve as Advisor to the Chief Executive Officer until August 15, 2025. The agreement provides for an initial base salary and eligibility for benefits. The agreement contains a 12-month non-solicitation covenant and a non-disparagement covenant.
The payments and benefits to be received by each Current NEO upon certain terminations of employment are governed by each NEO’s employment agreement, individual award agreements, the respective equity plan(s) to which each award relates and/or any other applicable compensatory arrangements. These payments and benefits and the triggering events are further described in the “Executive Compensation Tables” section below under the heading “Potential Payments Upon Termination or Change in Control.”
The Company may also from time to time enter into written separation agreements with NEOs upon termination of employment. The purpose of these agreements is to provide the Company with certainty regarding its post-termination protections and obligations. Refer to the discussion of Mr. Coleman’s separation arrangement in the “Executive Compensation Tables” section below.
2024 Executive Compensation Considerations and Determinations
2024 Base Salary Considerations and Determinations
Prior to the consummation of the Plan, the base salaries of the then-current NEOs had been set by the CHCC, and had not changed since early 2022. In May 2024, shortly after the consummation of the Plan, the Committee (together with the Board in the case of Mr. Coleman) approved base salary increases for each of the then-current NEOs, as follows:

Name	Base Salary Prior to 2024 Increase	Base Salary After 2024 Increase and as of December 31, 2024
Blaise Coleman	$1,000,000	$1,035,000
Mark T. Bradley	$700,150	$724,655
Matthew J. Maletta	$710,600	$735,471
Patrick A. Barry	$658,350	$681,392
James P. Tursi, M.D.	$600,000	$621,000
These increases took into consideration the factors described in the “Executive Compensation Program Components—Base Salary” section above.
Effective August 29, 2024, Mr. Coleman ceased serving as the Company’s President and Chief Executive Officer and Mr. Hirsch was appointed as the Company’s Interim Chief Executive Officer. Effective on his appointment date, Mr. Hirsch’s Interim Chief Executive Officer compensation package was set by the Board in the Interim CEO Arrangement. Given the interim nature of Mr. Hirsch’s role as Chief Executive Officer and uncertainty regarding his term in such role, the Board approved an interim compensation package for Mr. Hirsch, pursuant to which substantially all of his compensation as Interim Chief Executive Officer is in the form of base salary, with no eligibility to receive annual cash IC or annual LTI awards in his capacity as Interim Chief Executive Officer. The rate of base salary set for his initial term (August 29, 2024 through December 31, 2024) was $250,000 per month.
A permanent Chief Executive Officer had not been identified as of December 31, 2024 (the last day of the initial term noted above). To provide leadership certainty and a smooth transition when a permanent Chief Executive Officer is named, the Board took action in January 2025 to approve an extension of Mr. Hirsch’s agreement and an increase in his base salary rate. Following these actions, Mr. Hirsch will be compensated at a rate of $750,000 per month beginning January 1, 2025 and extending through August 15, 2025, either in his capacity as Interim Chief Executive Officer or, in the event a permanent Chief Executive Officer commences employment with the Company prior to August 15, 2025, as Advisor to the Chief Executive Officer.
The Committee and the Board continue to believe that, under normal circumstances, a substantial majority of the Chief Executive Officer’s compensation should be variable and dependent upon performance.

2024 Annual Cash IC Considerations and Determinations
Annual Cash IC Target Levels. The annual cash IC target percentages for our Current NEOs are expressed in the following chart. These target percentages, which did not change in 2024, relate to the 2024 performance year, payable in 2025. Pursuant to the terms of the Interim CEO Arrangement, Mr. Hirsch is not currently eligible for an annual cash IC award.
Percent of Annual Base Salary
|____________________________________________________________________________________________________|

70%
70%
70%
65%
Mark T. Bradley
Matthew J. Maletta
Patrick A. Barry
James P. Tursi, M.D.

2024 Enterprise Scorecard Mix. The following information summarizes the 2024 enterprise scorecard objectives applicable to the Company’s annual cash IC program, which were approved by the Committee for 2024 performance. These objectives were weighted as follows (specific performance targets are discussed below):

2024 Financial Objectives and Results. Financial objectives are set utilizing a budgeting approach that considers prior year performance and expected year-over-year changes in current year performance. Given that many factors can impact financial performance from year to year, the Committee believes that, in determining whether financial objectives are challenging and rigorous, it should consider all relevant factors and not merely a year-over-year comparison. For example, in light of external challenges (including continued competitive pressures and market contraction impacting certain products) contemplated by the Company during its 2024 budgeting process and reflected in its 2024 financial guidance, the Company anticipated year-over-year declines in Adjusted Revenue, Adjusted Free Cash Flow and Adjusted EBITDA Margin. The Committee took this into consideration when approving the Company’s 2024 financial enterprise scorecard objectives, which were intended to be challenging, yet aligned with the Company’s 2024 goals, taking into consideration the factors explained above.
Refer to the following table for Endo’s 2024 performance in relation to 2024 financial enterprise scorecard objectives (certain amounts may not recalculate due to rounding).

	Adjusted Revenue ($ in millions) (1)(2)	Adjusted Free Cash Flow ($ in millions) (1)(3)	Adjusted EBITDA Margin (1)(4)
2024 Threshold - 50% Payout Opportunity (5)	$1,642	$516	35.5%
2024 Target - 100% Payout Opportunity (5)	$1,728	$573	36.4%
2024 Maximum - 150% Payout Opportunity (5)	$1,901	$688	38.3%
2024 Results	$1,761	$549	36.4%
2024 Results as a Percentage of Target	101.9%	95.7%	99.9%
Corresponding Unweighted Payout Factor Based on Performance (0% - 150%)	109.5%	78.6%	97.8%
__________
(1)The Adjusted Revenue, Adjusted Free Cash Flow and Adjusted EBITDA Margin metrics contemplated in the enterprise scorecard are not prepared in accordance with GAAP. In calculating these amounts, each amount is adjusted from GAAP in order to keep participants from being advantaged or disadvantaged as a result of certain unplanned and unbudgeted events or changes throughout the performance period. Such adjustments may include, as applicable: for unbudgeted acquisitions during the performance period to include deal model base case revenue and EPS commitments in the Company’s performance targets; for unbudgeted dispositions during the performance period; and to neutralize foreign exchange impact versus budget during the performance period.
(2)    Adjusted Revenue in 2024 consisted of revenues of $1,178 million for the Successor and $582 million for the Predecessor, each determined in accordance with GAAP, adjusted as described in note (1).

(3)    Adjusted Free Cash Flow represents Adjusted EBITDA (as described in note (4)), further adjusted to exclude the effects of capital expenditures and changes in net working capital. Adjusted Free Cash Flow in 2024 consisted of $113.4 million of Net cash provided by operating activities for the Successor and $744.6 million of Net cash used in operating activities for the Predecessor, each determined in accordance with GAAP, adjusted as described herein.
(4)    EBITDA represents net income (loss) before interest expense, net; income taxes; depreciation; and amortization, each prepared in accordance with GAAP. Adjusted EBITDA further adjusts EBITDA by adjusting for the items enumerated in note (1) and by excluding other (income) expense, net; share-based compensation; acquisitions and divestitures, such as certain employee-related charges, including earn-outs, separation, retention, or relocation costs, changes in the fair value of contingent consideration, transaction costs of executed deals, and integration or disintegration-related costs; certain amounts related to strategic review initiatives; certain cost reduction initiatives such as separation benefits, continuity payments, other exit costs; asset impairment charges; certain costs incurred in connection with debt or equity-financing activities, such as non-capitalizable transaction costs incurred in connection with a successful financing transaction, and other debt modification costs; litigation-related and other contingent matters; certain legal costs; gains or losses associated with discontinued operations, net of tax; reorganization items, net; and certain other items. Finally, Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by Adjusted Revenue. Adjusted EBITDA Margin in 2024 was determined by dividing: (a) the sum of $731 million of net loss for the Successor and $6,373 million of net income for the Predecessor, each determined in accordance with GAAP, adjusted as described herein, by (b) the sum of the 2024 Adjusted Revenue amounts above.
(5)    These amounts reflect the levels approved by the Committee for 2024 performance.
2024 Overall Performance Against Scorecard Objectives. In addition to the financial objectives discussed above, other performance objectives are established in alignment with the Company’s strategic, operating, compliance and human capital priorities. These objectives are designed to incentivize strong annual operating performance results, while positioning the Company for longer-term success and enhanced shareholder value. Performance objectives are set to be challenging, while reasonably attainable given a concerted effort on the part of the Company’s NEOs and employees in consideration of conditions and trends. NEO compensation is closely aligned with the achievement of the 2024 financial and other objectives, as summarized below.

In February 2025, the Committee reviewed the Company’s achievement of the enterprise scorecard objectives for 2024 and determined that, based on assessment of 2024 performance, the weighted payout factor for the annual cash IC program would be 95.5%, subject to further modification for each eligible NEO based on individual performance. Details behind the Company’s performance objectives, relative weighting and actual final results from the 2024 enterprise scorecard are summarized in the table below. Certain amounts may not recalculate due to rounding and select results have been generalized due to competitive considerations.

Scorecard Objective	2024 Results	Enterprise Scorecard Weight	Unweighted Payout Factor Based on Performance	Weighted Payout Factor
OVERALL RESULTS		100.0%		95.5%
Financial Objectives:		70.0%		66.2%
Achieve Adjusted Revenue (1) of $1,728 million	Adjusted Revenue (1) at 101.9% of target	30.0%	109.5%	32.8%
Achieve Adjusted Free Cash Flow (1) of $573 million	Adjusted Free Cash Flow (1) at 95.7% of target	30.0%	78.6%	23.6%
Achieve Adjusted EBITDA Margin (1) of $36.4%	Adjusted EBITDA Margin (1) at 99.9% of target	10.0%	97.8%	9.8%
Strategic, Operating, Compliance and Human Capital Priority Objectives:		30.0%		29.3%
Achieve key XIAFLEX® maximization development and commercial goals	Exceeded or achieved objectives related to demand for on-market indications and development for potential new indications	6.5%	114.2%	7.4%
Achieve product launch and portfolio development goals	Partially achieved milestones related to the identification, development and filing of product candidates, as well as the launch of new products intended to contribute revenue in the near term	6.9%	87.0%	6.0%
Achieve new product development process enhancement goals	All 2024 objectives met	2.0%	100.0%	2.0%
Achieve manufacturing network optimization goals	Partially achieved objectives related to optimizing and enhancing the capabilities of our internal and contract manufacturing networks	4.0%	54.5%	2.2%
Achieve “New Endo” goals	Consummated the Plan and exceeded related 2024 objectives	3.0%	150.0%	4.5%
Achieve goals to further advance our culture of quality and compliance in everything we do	Achieved quality and compliance objectives throughout supply chain and partially achieved objectives related to internal efficiency metrics	2.5%	96.6%	2.4%
Achieve human capital and “future of work” goals	All 2024 objectives met or exceeded	3.1%	101.6%	3.1%
Achieve sustainability goals	Achieved sourcing goals and partially achieved internal objectives	2.0%	81.3%	1.6%
__________
(1)Refer to the section above entitled “2024 Financial Objectives and Results” for discussion of Adjusted Revenue, Adjusted Free Cash Flow and Adjusted EBITDA Margin.
Based on company and individual performance, the 2024 bonuses paid in respect of the annual cash IC program were as follows (certain amounts may not recalculate due to rounding):

	(A)	(B)	(C)	(A) x (B) x (C)
	2024 Annual Cash IC Target (Salary x IC Target Percentage) ($)	Company Payout Factor (%)	Individual Performance Factor (%)	2024 Annual Cash IC Actual ($)
Mark T. Bradley	$507,259	95.5%	100.0%	$484,432
Matthew J. Maletta	$514,830	95.5%	100.0%	$491,663
Patrick A. Barry	$476,975	95.5%	100.0%	$455,511
James P. Tursi, M.D.	$403,650	95.5%	100.0%	$385,486

Refer to the “Individual Compensation Determinations” section below for additional information about individual performance considerations.
2024 Annual LTI Considerations and Determinations
As noted above, the Committee believes that the most effective means to encourage long-term performance by our NEOs is to create an ownership culture where Endo’s leaders have a meaningful stake in the Company’s financial future. However, immediately following the consummation of the Plan in April 2024, the NEOs had no ownership stake in Endo, Inc. and no outstanding LTI awards of any type.
As contemplated by the Plan, on the Effective Date, Endo, Inc. adopted the 2024 Stock Plan and authorized and reserved 3.6 million shares for issuance pursuant to equity incentive awards to be granted under such plan. In order to quickly establish a meaningful equity stake in Endo, Inc. for Messrs. Bradley, Maletta and Barry and Dr. Tursi, the Committee approved initial grants, from this reserve, of equity-based LTI awards for these individuals, which were granted on September 30, 2024 (the Initial NEO Grants). The amounts granted were determined as follows:

Committee Action	Considerations
The Committee established a target amount for each eligible NEO, determined as a percentage of salary, to be used solely for purposes of the respective NEO’s Initial NEO Grant. The target amount for each eligible NEO was set as the product of the respective NEO’s base salary and 425% for each of Messrs. Bradley, Maletta and Barry, and 300% for Dr. Tursi (the Initial LTI Targets).	The executive employment agreements of each eligible NEO specify that LTI awards will be determined at the sole discretion of the Committee. In determining the Initial LTI Targets, the Committee considered market data on total compensation packages, the value of long-term incentive grants at the Pay Comparator Companies and other factors as further discussed above under the heading “Annual LTI Awards.”
The Committee determined the total expected target value of each Initial NEO Grant by multiplying the respective NEO’s Initial LTI Target by a multiple of approximately 217.7% (the Initial LTI Multiple). The Initial NEO Grants were intended to represent upfront grants of both 2024 and 2025 LTI awards and, as such, the Committee has not authorized any separate 2025 LTI targets for the NEOs who received Initial NEO Grants.	Because the NEOs had no outstanding LTI awards on the grant date, the Committee considered the importance of both quickly establishing a meaningful equity stake in the Company for the NEOs and retaining its management team during a highly transitional period. While the Committee believes the use of a higher multiple would have been supported by market practices given applicable circumstances, the Committee also took into consideration the potential shareholder dilution impact of a higher multiple.
The Committee determined the number of awards to be granted to each eligible NEO by dividing the total expected target value of the respective NEO’s grant by $28.75, representing the estimated per-share fair market value of Endo, Inc. common stock as of the Effective Date.	While the Initial NEO Grants were approved by the Committee on September 30, 2024 when the closing price of Endo, Inc. common stock was $25.48 per share, the Committee used the estimated per-share value of Endo’s shares on the Effective Date ($28.75) to determine the number of equity awards, which is the date on which the NEOs began serving as executive officers of Endo, Inc.
The Committee awarded a mix consisting of 70% PSUs and 30% RSUs.	The Committee considered market practices, the effects of each award type on shareholder dilution and the Committee’s desire to promote the creation and preservation of long-term shareholder value.
The resulting Initial NEO Grants are reflected in the following table (certain amounts may not recalculate due to rounding):

Name	Initial LTI Target (Defined Above) ($)	Initial LTI Multiple (Defined Above) (%)	Initial NEO Grant (Expected Target Value) ($)	Initial NEO Grant (Number of PSUs at Target) (#)	Initial NEO Grant (Number of RSUs) (#)	Initial NEO Grant (Grant Date Fair Value) ($)(1)
Mark T. Bradley	$3,079,784	217.7%	$6,705,765	163,271	69,973	$4,434,433
Matthew J. Maletta	$3,125,752	217.7%	$6,805,873	165,708	71,018	$4,500,637
Patrick A. Barry	$2,895,916	217.7%	$6,305,450	153,524	65,796	$4,169,712
James P. Tursi, M.D.	$1,863,000	217.7%	$4,056,395	98,765	42,327	$2,682,436
__________
(1)Refer to the Summary Compensation Table and corresponding footnotes for a discussion of grant date fair values, which were determined in accordance with ASC 718.

Performance Share Units. Performance under the PSUs granted in 2024 is measured based on the compounded annual growth rate of the value of Endo’s common stock over a cumulative three-year performance period generally beginning on the Effective Date and ending on April 27, 2027. The number of PSUs awarded to each eligible NEO on the grant date was determined by the Committee upon grant, with the actual number of shares released at the end of the three-year period depending on how well the Company performs against the Adjusted Share Price CAGR (defined below) targets established on the grant date. Under the current design, the PSUs will not vest unless the three-year Adjusted Share Price CAGR reaches at least 10%, at which the threshold attainment multiple of 0.5x will apply. The target attainment multiple of 1.0x will apply if the three-year Adjusted Share Price CAGR is 15%, while the maximum attainment multiple of 1.5x can only be achieved if the three-year Adjusted Share Price CAGR reaches at least 20%. Attainment levels will be interpolated between the levels specified above. For purposes of these PSUs, the following definitions apply:
•“Adjusted Share Price CAGR” means the Share Price CAGR (defined below), adjusted to neutralize the effects of any dividend, stock split, reverse stock split or other similar transaction or event during the Performance Period (defined below).
•“Beginning Per Share Price” means $28.75.
•“Ending Per Share Price” generally means the volume-weighted average price (VWAP) of shares of Endo’s common stock during the thirty consecutive trading days prior to last day of the Performance Period.
•“Performance Period” means the period beginning on the Effective Date and ending on April 23, 2027.
•“Share Price CAGR” means the compounded annual growth between the Beginning Per Share Price and the Ending Per Share Price.
Restricted Stock Units. Each RSU represents the right to receive one ordinary share of the Company as of the date of vesting. The RSUs granted to the NEOs generally vest ratably, annually on each of the first, second and third anniversaries of the Effective Date.
Option Awards. The Company does not currently grant stock options, stock appreciation rights or similar option-like instruments (Options), and the Committee does not presently intend to introduce Options into Endo’s LTI compensation program. Accordingly, the Company has no specific policy or practice on the timing of Options with respect to the disclosure of material nonpublic information by the Company. If the Company determines to grant Options, the Committee intends to adopt appropriate policies and practices regarding the timing of such awards with respect to the disclosure of material nonpublic information.
Grant Date Fair Market Value Determination. The number of PSUs and RSUs awarded is based on a determined grant date fair market value (as determined in the sole discretion of the Committee, but in no event shall the determined grant date fair market value be less than the closing price as of the date of the grant).
Interim Chief Executive Officer Considerations. Mr. Hirsch is not currently eligible to receive LTI awards in his capacity as Interim Chief Executive Officer. Mr. Hirsch did however receive equity awards in 2024 in his capacity as a director. Refer to the discussion of the Initial Director Grants in the “Director Compensation” section above for additional information regarding Mr. Hirsch’s 2024 equity grants.
Stock Ownership Guidelines for Executive and Senior Management. In making LTI and other compensation decisions, the Committee may also consider the Ownership Guidelines. The current Ownership Guidelines for executives and members of senior management are as follows:
•Chief Executive Officer: 6x base salary
•Executive Vice Presidents: 3x base salary
•Chief Accounting Officer and Senior Vice Presidents: 1x base salary
Executives and members of senior management are generally expected to achieve the Ownership Guidelines within five years of the date on which they were appointed to their then-current level at Endo, Inc. Executives and members of senior management are also expected to continuously own sufficient shares to meet the Ownership Guidelines once attained. For purposes of these Ownership Guidelines, common stock ownership includes (i) common shares individually owned, (ii) common shares owned together with immediate family members and (iii) time-based restricted stock units or restricted shares (whether or not vested), but does not include unexercised stock options or unvested performance share units or performance shares. Since the Effective Date, the NEOs subject to the Ownership Guidelines have made progress toward meeting the recommended guidelines.
Individual Compensation Determinations
Scott Hirsch
Interim Chief Executive Officer
Mr. Hirsch has served as Interim Chief Executive Officer since August 2024. Refer to the “2024 Base Salary Considerations and Determinations” section above for a discussion of the considerations and determinations relating to Mr. Hirsch’s compensation.

Mark T. Bradley
Executive Vice President & Chief Financial Officer
Mr. Bradley was appointed as Executive Vice President & Chief Financial Officer of Endo International plc in March 2020 and continues to serve the Company in this capacity. Mr. Bradley has broad-based leadership skills, financial expertise and business acumen related to strategic and financial matters. Through Mr. Bradley’s financial management, the Company successfully executed on its “new Endo” goals, including the consummation of the Plan and the completion of related capital markets transactions, while also achieving strong 2024 financial performance despite the anticipated external challenges Endo faced. Throughout 2024, Mr. Bradley played a key leadership role in executing Endo’s strategic objectives, including the management of capital allocation priorities, such as investments supporting the Company’s key growth drivers. Based on his individual performance and company performance against 2024 enterprise scorecard objectives, Mr. Bradley was awarded the annual performance-based bonus shown in the “2024 Annual Cash IC Considerations and Determinations” section above. Refer to the “2024 Base Salary Considerations and Determinations” and “2024 Annual LTI Considerations and Determinations” sections above for a discussion of the 2024 base salary and LTI actions approved by the Committee for Mr. Bradley.
Matthew J. Maletta
Executive Vice President, Chief Legal Officer & Secretary
Mr. Maletta was appointed as Executive Vice President & Chief Legal Officer of Endo International plc in May 2015 and as Company Secretary of Endo International plc in June 2020, and he continues to serve the Company as Executive Vice President, Chief Legal Officer & Secretary. Mr. Maletta has approximately thirty years of legal experience and organizational leadership in the specialty pharmaceutical industry and with private law firms, including extensive experience in litigation strategy, M&A, corporate, governance, securities, antitrust, finance, commercial and employment law. Throughout 2024, Mr. Maletta played a key leadership role in developing and supporting the advancement of the Company’s overall strategy, which included both legal and operational priorities. His expertise and leadership were critical to the Company executing on its “new Endo” goals. He also provided leadership and advice on a wide range of significant legal and business matters, including commercial, intellectual property, business development, regulatory, corporate, investor and media relations. Based on his individual performance and company performance against 2024 enterprise scorecard objectives, Mr. Maletta was awarded the annual performance-based bonus shown in the “2024 Annual Cash IC Considerations and Determinations” section above. Refer to the “2024 Base Salary Considerations and Determinations” and “2024 Annual LTI Considerations and Determinations” sections above for a discussion of the 2024 base salary and LTI actions approved by the Committee for Mr. Maletta.
Patrick A. Barry
Executive Vice President & President, Global Commercial Operations
Mr. Barry was appointed as Executive Vice President & President, Global Commercial Operations of Endo International plc in April 2020 and continues to serve the Company in this capacity. In his current role, Mr. Barry has responsibility for the Company’s global commercial organization across each of Endo’s four reportable business segments, including Branded Pharmaceuticals, Sterile Injectables, Generic Pharmaceuticals and International Pharmaceuticals. Under Mr. Barry’s leadership, Endo met its XIAFLEX® commercial maximization goals and achieved strong revenue performance in 2024 despite the anticipated external challenges Endo faced. Mr. Barry also successfully led the strategic and operational oversight of the launch of multiple new Sterile Injectables and Generic Pharmaceuticals products. Based on his individual performance and company performance against 2024 enterprise scorecard objectives, Mr. Barry was awarded the annual performance-based bonus shown in the “2024 Annual Cash IC Considerations and Determinations” section above. Refer to the “2024 Base Salary Considerations and Determinations” and “2024 Annual LTI Considerations and Determinations” sections above for a discussion of the 2024 base salary and LTI actions approved by the Committee for Mr. Barry.
James P. Tursi, M.D.
Executive Vice President, Global Research & Development
Dr. Tursi was appointed as Executive Vice President, Global Research & Development of Endo International plc in January 2022 and continues to serve the Company in this capacity. Dr. Tursi has responsibility for Endo’s global research & development efforts, including for current products and future product candidates across Endo’s segments. In 2024, under Dr. Tursi’s leadership, Endo launched five new products across its Sterile Injectables and Generic Pharmaceuticals segments, while also advancing a number of other key portfolio initiatives, including in relation to potential future indications for XIAFLEX®. Dr. Tursi’s leadership was also critical to the Company achieving its 2024 goals related to enhancing its product development process. Based on his individual performance and company performance against 2024 enterprise scorecard objectives, Dr. Tursi was awarded the annual performance-based bonus shown in the “2024 Annual Cash IC Considerations and Determinations” section above. Refer to the “2024 Base Salary Considerations and Determinations” and “2024 Annual LTI Considerations and Determinations” sections above for a discussion of the 2024 base salary and LTI actions approved by the Committee for Dr. Tursi.

Compensation Committee Report
The Compensation & Human Capital Committee reviewed and discussed with the Company’s management the section of this report entitled “Compensation Discussion and Analysis.” In reliance on this review and discussion, the Compensation & Human Capital Committee recommended to the Board of Directors that the section entitled “Compensation Discussion and Analysis” be included in this report.
Submitted by the Compensation & Human Capital Committee of the Company’s Board of Directors.
Members of the Compensation & Human Capital Committee:
Sophia Langlois (Chair)
Paul Herendeen (Member)
Paul Efron (Member)

Executive Compensation Tables
Summary Compensation Table
The following table sets forth the cash and non-cash compensation paid to or earned by the NEOs. Information has been included for each NEO for each of the years ending December 31, 2024, 2023 and 2022 in which that individual met the definition of a NEO, including for service as an executive officer of Endo, Inc. following the consummation of the Plan and, as applicable, for Endo International plc prior to the consummation of the Plan. For a complete understanding of the table, please read the footnotes and narrative disclosures that follow the table.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Current Named Executive Officers:
Scott Hirsch	2024	$986,739	$—	$797,626	$—	$26,476	$1,810,841
Interim Chief Executive Officer
Mark T. Bradley	2024	$719,943	$—	$4,434,433	$484,432	$13,800	$5,652,608
Executive Vice President & Chief Financial Officer	2023	$700,150	$—	$—	$1,386,297	$9,650	$2,096,097
Matthew J. Maletta	2024	$730,688	$—	$4,500,637	$491,663	$32,130	$5,755,118
Executive Vice President, Chief Legal Officer & Secretary	2023	$710,600	$—	$—	$1,406,988	$25,370	$2,142,958
	2022	$702,948	$3,517,470	$—	$—	$29,900	$4,250,318
Patrick A. Barry	2024	$676,961	$—	$4,169,712	$455,511	$13,451	$5,315,635
Executive Vice President & President, Global Commercial Operations	2023	$658,350	$—	$—	$1,303,533	$20,258	$1,982,141
James P. Tursi, M.D.	2024	$616,962	$—	$2,682,436	$385,486	$13,680	$3,698,564
Executive Vice President, Global Research & Development	2023	$600,000	$—	$—	$876,000	$13,350	$1,489,350
	2022	$562,802	$4,490,000	$899,997	$390,000	$16,350	$6,359,149
Former Named Executive Officer:
Blaise Coleman (5)	2024	$705,827	$—	$—	$—	$6,372,632	$7,078,459
Former President & Chief Executive Officer	2023	$1,000,000	$—	$—	$4,740,000	$22,539	$5,762,539
	2022	$978,296	$11,850,000	$—	$—	$21,551	$12,849,847
(1)The amount for Mr. Hirsch includes $946,154 for his service as Interim Chief Executive Officer and, prior to the commencement of his service as Interim Chief Executive Officer, $40,585 for his cash retainer for Board services.

(2)The amounts shown in this column for 2022 include: (i) 2022 prepayments by Endo International plc of certain compensation components that normally would have been earned, paid and/or granted subsequent to when the prepayments occurred and (ii) in the case of Dr. Tursi, amounts earned in the ordinary course in respect of then-outstanding cash compensation arrangements of Endo International plc that were originally provided to Dr. Tursi in early 2022 in connection with his commencement of employment. The 2022 prepayments included in this column, which were previously disclosed, resulted in the acceleration of reporting of certain compensation components which, had they adhered to the normal compensation timeline, would have been reportable in one or more future years.
(3)The amounts shown in this column represent grant date fair values determined in accordance with ASC 718. The amount in 2024 for Mr. Hirsch and the amount in 2022 for Dr. Tursi relate to RSUs. The amounts in 2024 for the other NEOs relate to a combination of RSUs and market-based PSUs measured based on the compounded annual growth rate of the value of Endo’s common stock (referred to as CAGR-based PSUs). RSUs were valued based on the closing price of Endo’s common shares on the date of grant and CAGR-based PSUs were valued using a Monte-Carlo variant valuation model that takes into account a variety of potential future share prices for Endo. Refer to the “Share-Based Compensation” footnote in Part IV, Item 15 of this report for the assumptions we use in valuing and expensing stock awards in accordance with ASC 718. The values of the 2024 PSUs on the grant date assuming that the highest level of performance would be achieved (determined by multiplying the maximum number of shares issuable pursuant to such PSUs by the closing price of Endo, Inc. common stock on the grant date of $25.48) were $6,240,230, $6,333,360, $5,867,687 and $3,774,811 for Mr. Bradley, Mr. Maletta, Mr. Barry and Dr. Tursi, respectively, compared to $2,651,521, $2,691,098, $2,493,230 and $1,603,944, respectively, representing the grant date fair values of such PSUs included in the table above. Mr. Hirsch was serving as both a director and as Interim Chief Executive Officer on the date that his 2024 stock awards were granted. Mr. Hirsch has not received, and is not currently eligible to receive, any stock awards in respect of his service as Endo’s Interim Chief Executive Officer. Instead, he was granted stock awards in respect of his service on the Board, with amounts and vesting terms generally determined on the same basis as Endo’s non-employee directors. Refer to the discussion of the Initial Director Grants above in the “Director Compensation” section for additional information regarding Mr. Hirsch’s awards. For additional information on each of the 2024 amounts included in the Summary Compensation Table, refer to the “2024 Grants of Plan-Based Awards” table below.
(4)The amounts shown in this column for 2024 represent amounts earned pursuant to the Company’s annual cash IC program with respect to 2024 performance, which were approved by the Compensation & Human Capital Committee on February 25, 2025. Mr. Hirsch is not currently eligible to participate in the Company’s annual cash IC program. As previously disclosed, (i) the amounts shown in this column for 2023 relate to outperformance bonuses associated with prior prepaid compensation arrangements of Endo International plc, and were paid in lieu of any additional cash IC the NEOs would have otherwise been eligible to receive based on above-target 2023 performance under the Endo International plc annual cash IC program and (ii) the amount shown in 2022 relates to the 2022 prepayment of Dr. Tursi’s 2022 annual cash IC.
(5)The amounts shown in this column for 2024 include the items summarized in the table that follows:

Name	Perquisites & Other Personal Benefits (a)	Registrant Contributions to Defined Contribution Plans (b)	Other (c)	Total
Current Named Executive Officers:
Scott Hirsch	$26,476	$—	$—	$26,476
Mark T. Bradley	$—	$13,800	$—	$13,800
Matthew J. Maletta	$18,330	$13,800	$—	$32,130
Patrick A. Barry	$—	$13,451	$—	$13,451
James P. Tursi, M.D.	$—	$13,680	$—	$13,680
Former Named Executive Officer:
Blaise Coleman	$—	$13,800	$6,358,832	$6,372,632
(a) The total value of all perquisites and personal benefits for each NEO did not exceed $10,000 except for the amounts shown for Mr. Hirsch and Mr. Maletta. Pursuant to the terms of Mr. Hirsch’s Interim CEO Arrangement (which is further discussed above in CD&A), in acknowledgement of the fact that Mr. Hirsch resides outside the state of Pennsylvania, the Company has agreed to provide him reimbursements for reasonable travel and lodging expenses associated with trips to the Company’s offices while he is serving as Interim Chief Executive Officer. The amount in the table above relates to such reimbursements. The amount for Mr. Maletta consists of $15,000 for financial and/or legal services, $2,900 for costs associated with executive physicals and $430 for miscellaneous other amounts.
(b) Represents the employer’s contributions to defined contribution retirement plans.
(c) In connection with his August 2024 termination of service, Endo and Mr. Coleman entered into a separation arrangement in August 2024, pursuant to which Mr. Coleman was entitled to the payments and benefits as required by terms of the employment agreement. In addition to the payment of any accrued but unpaid base salary and accrued but unused paid time off as of the termination date, Mr. Coleman received the following cash payments in connection with his separation: $5,175,000 in cash severance, $1,000,000 in respect of his 2024 annual cash IC (pro-rated) and $84,836 in lieu of notice of termination. His separation arrangement also provided for 24 months of health, welfare and life insurance benefits continuation valued at $68,996 and 12 months of outplacement services valued at $30,000. Mr. Coleman continues to be subject to the post-termination restrictive covenants provided for in his employment agreement with Endo, Inc., including with respect to non-competition and non-solicitation.
The employment agreements, short-term and long-term incentive compensation program and awards, explanation of amount of salary and bonus in proportion to total compensation and other elements of the Summary Compensation Table are discussed at length above in CD&A.
2024 Grants of Plan-Based Awards
The following table summarizes grants of plan-based awards made to the NEOs, including grants made under the 2024 Stock Plan, during the year ended December 31, 2024. Mr. Coleman did not receive any such grants in 2024.

Name	Award	Grant Date (1)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards (number of shares of stock or units) (#)(4)	Grant Date Fair Value of Stock & Option Awards ($)(5)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Current Named Executive Officers:
Scott Hirsch	RSU (6)	30-Sep 24							31,304	$797,626
Mark T. Bradley	Annual IC		$—	$507,259	$989,155
	Retention & Performance Award		$—	$355,081	$—
	PSU (7)	30-Sep 24				81,636	163,271	244,907		$2,651,521
	RSU (7)	30-Sep 24							69,973	$1,782,912
Matthew J. Maletta	Annual IC		$—	$514,830	$1,003,919
	Retention & Performance Award		$—	$360,381	$—
	PSU (7)	30-Sep 24				82,854	165,708	248,562		$2,691,098
	RSU (7)	30-Sep 24							71,018	$1,809,539
Patrick A. Barry	Annual IC		$—	$476,975	$930,101
	Retention & Performance Award		$—	$333,882	$—
	PSU (7)	30-Sep 24				76,762	153,524	230,286		$2,493,230
	RSU (7)	30-Sep 24							65,796	$1,676,482
James P. Tursi, M.D.	Annual IC		$—	$403,650	$787,118
	Retention & Performance Award		$—	$282,555	$—
	PSU (7)	30-Sep 24				49,383	98,765	148,148		$1,603,944
	RSU (7)	30-Sep 24							42,327	$1,078,492
(1)Represents the grant date determined in accordance with ASC 718.
(2)With respect to the “Annual IC” rows of the table above, the amounts in these columns represent the target and maximum payout levels under the annual cash IC program; there is no corresponding threshold. With respect to the “Retention & Performance Award” rows of the table above, the amounts represent the target payout level related to the performance-based component of such awards; there is no corresponding threshold or maximum. Refer above to CD&A for further discussion of both of these programs, including discussions related to performance conditions (which related entirely to 2024 performance) and any ultimate payouts that the Compensation & Human Capital Committee approved thereunder. The actual payouts related to the 2024 annual cash IC program are shown above in the Summary Compensation Table in the column titled “Non-Equity Incentive Plan Compensation.” The Compensation & Human Capital Committee has determined that no payouts were earned with respect to the performance-based component of the 2024 Retention & Performance Awards.

(3)The quantities shown in these columns represent the threshold, target and maximum quantities of shares that may be released at the end of the vesting period of the PSUs deemed to have been granted in accordance with ASC 718 during 2024. As described above in the “2024 Annual LTI Considerations and Determinations” section of CD&A, the release of any shares under these PSUs assumes achievement of performance objectives at the threshold level or above. The PSUs granted in 2024 are included above in the Summary Compensation Table in the column titled “Stock Awards.”
(4)The quantities shown in these columns consist entirely of RSUs deemed to have been granted in accordance with ASC 718 during 2024. The RSUs granted in 2024 are included above in the Summary Compensation Table in the column titled “Stock Awards.”
(5)The amounts shown in this column represent the grant date fair values of the stock awards determined in accordance with ASC 718. The per-unit grant date fair values of the 2024 PSUs and RSUs were $16.24 and $25.48, respectively. Refer to footnote (3) of the Summary Compensation Table above for additional details.
(6)As further described in the “Director Compensation” section above, the RSUs granted to Mr. Hirsch in 2024 represented upfront grants of 2024, 2025 and 2026 LTI retainers for Board service. As of the date of this report, no additional stock awards have been approved by the Compensation & Human Capital Committee for Mr. Hirsch.
(7)As further described above in CD&A, except for Mr. Hirsch, the PSUs and RSUs granted to the Current NEOs in 2024 represented upfront grants of both 2024 and 2025 LTI awards. As of the date of this report, no additional stock awards have been approved by the Compensation & Human Capital Committee for these individuals.
Refer to the CD&A section above for discussion of the material terms, determining amounts payable, vesting schedules and other material conditions of these grants, including the summarized performance conditions associated with Endo’s PSU awards included under the “2024 Annual LTI Considerations and Determinations—Performance Share Units” section of CD&A.
Outstanding Equity Awards at December 31, 2024
The following table summarizes the number of securities underlying outstanding plan awards for the NEOs at December 31, 2024. There we no option awards outstanding as of December 31, 2024.

Name	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
Scott Hirsch	31,304	$766,948	—	$—
Mark T. Bradley	69,973	$1,714,339	—	$—
	—	$—	81,636	$2,000,082
Matthew J. Maletta	71,018	$1,739,941	—	$—
	—	$—	82,854	$2,029,923
Patrick A. Barry	65,796	$1,612,002	—	$—
	—	$—	76,762	$1,880,669
James P. Tursi, M.D.	42,327	$1,037,012	—	$—
	—	$—	49,383	$1,209,884
(1)    These amounts consist entirely of the RSUs described in the 2024 Grants of Plan-Based Awards table above, which were granted on September 30, 2024 under the 2024 Stock Plan, with one-third being scheduled to vest on each of the first, second and third anniversaries of the Effective Date.
(2)    These values were calculated by multiplying the number of unvested RSUs by the closing price of Endo, Inc. common stock on December 31, 2024 of $24.50.
(3)    These amounts relate entirely to the PSUs described in the 2024 Grants of Plan-Based Awards table above, which were granted on September 30, 2024 under the 2024 Stock Plan and are scheduled to vest, subject to the achievement of applicable performance conditions, on the third anniversary of the Effective Date. Amounts are reported at threshold performance levels (50% of target).
(4)    These values were calculated by multiplying the number of shares that would be earned pursuant to unvested PSUs at threshold performance levels (50% of target) by the closing price of Endo, Inc. common stock on December 31, 2024 of $24.50. The actual number of shares earned from PSUs can be between 0% and 150% of the target performance level and depends on performance in relation to the terms of the PSUs. For additional information regarding the terms of the Company’s PSUs, refer above to the “2024 Annual LTI Considerations and Determinations” section of CD&A.

Option Exercises and Stock Vested in 2024
No such activity occurred during the year ended December 31, 2024.
Potential Payments Upon Termination or Change in Control
The following section describes potential payments to the NEOs upon various termination and change in control scenarios as if such event(s) took place on December 31, 2024. The payments and benefits described in this section are governed by each NEO’s then-existing employment agreement, individual award agreements, the respective equity plan(s) to which each award relates and/or any other applicable compensatory arrangements. The consummation of the Plan on the Effective Date did not result in severance payments or benefits becoming due to any of the NEOs. The equity award acceleration amounts in the table that follows were calculated using the closing price of Endo, Inc. common stock on December 31, 2024 of $24.50.

Name	Cash Separation Payment ($)	Health and Welfare and Life Insurance Benefits ($)	Disability Benefits ($)	Acceleration of Equity Awards (in the money value at December 31, 2024) ($)
Termination for Cause, Resignation or Retirement
Scott Hirsch	$—	$—	$—	$—
Mark T. Bradley	$—	$—	$—	$—
Matthew J. Maletta	$—	$—	$—	$—
Patrick A. Barry	$—	$—	$—	$—
James P. Tursi, M.D.	$—	$—	$—	$—
Death
Scott Hirsch	$—	$—	$—	$255,633
Mark T. Bradley	$484,432	$40,539	$—	$1,714,339
Matthew J. Maletta	$491,663	$15,917	$—	$1,739,941
Patrick A. Barry	$455,511	$40,539	$—	$1,612,002
James P. Tursi, M.D.	$385,486	$40,539	$—	$1,037,012
Disability
Scott Hirsch	$—	$—	$—	$255,633
Mark T. Bradley	$484,432	$60,232	$1,089,311	$1,714,339
Matthew J. Maletta	$491,663	$33,630	$1,110,942	$1,739,941
Patrick A. Barry	$455,511	$60,232	$942,785	$1,612,002
James P. Tursi, M.D.	$385,486	$60,232	$882,000	$1,037,012
Change in Control
Scott Hirsch	$—	$—	$—	$766,948
Mark T. Bradley	$—	$—	$—	$—
Matthew J. Maletta	$—	$—	$—	$—
Patrick A. Barry	$—	$—	$—	$—
James P. Tursi, M.D.	$—	$—	$—	$—
Termination Without Cause or Quit for Good Reason (Regardless of Whether Such Termination Follows a Change in Control)
Scott Hirsch	$—	$—	$—	$—
Mark T. Bradley	$3,100,438	$60,232	$—	$257,979
Matthew J. Maletta	$3,146,714	$33,630	$—	$261,828
Patrick A. Barry	$2,915,338	$60,232	$—	$242,583
James P. Tursi, M.D.	$2,555,881	$60,232	$—	$156,055
Cash Separation Payment
For each of the Current NEOs except Mr. Hirsch, in the event of a termination for death or Disability (as defined in the applicable employment agreements), the respective NEO would be entitled to a cash payment equal to the NEO’s prorated IC for the year of termination (based on actual results).

For each of the Current NEOs except Mr. Hirsch, in the event of a termination by the Company without Cause or by the Executive for Good Reason (as defined in the applicable employment agreements), the respective NEO would, subject to the NEO executing and not revoking a release of claims, be entitled to a lump-sum cash payment equal to the sum of (i) the NEO’s prorated IC for the year of termination (based on actual results) and (ii) an amount equal to two times the sum of the NEO’s current base salary and target annual cash IC. A termination by the Company without Cause (as defined in the 2024 Retention & Performance Award agreements) would also entitle the respective NEO to an accelerated lump-sum cash payment in respect of the time-based component of the 2024 Retention & Performance Award ($152,178 for Mr. Bradley, $154,449 for Mr. Maletta, $143,093 for Mr. Barry and $121,095 for Dr. Tursi).
Health and Welfare and Life Insurance Benefits
For each of the Current NEOs except Mr. Hirsch, in the event of a termination for death, the respective NEO’s eligible descendants would receive 24 months of continued health and welfare benefits, including medical, dental and vision, the estimated costs of which are included in the table above. Additionally, with respect to each of the Current NEOs, including Mr. Hirsch, death benefits would generally be payable by insurance providers under applicable life insurance policies (in the amount of $1,000,000 for each NEO).
For each of the Current NEOs except Mr. Hirsch, in the event of a termination for Disability or, subject to the respective NEO executing and not revoking a release of claims, a termination by the Company without Cause or by the Executive for Good Reason, health and welfare benefits, including medical, dental and vision, as well as life insurance benefits would continue to be provided on a monthly basis to the respective NEO (and any eligible dependents, if applicable) for a period of 24 months subsequent to the termination date, the estimated costs of which are included in the table above.
Disability Insurance Benefits
For each of the Current NEOs including Mr. Hirsch, upon Disability, disability insurance benefits would generally be payable by insurance providers under applicable disability insurance policies (at a rate of $17,500 per month in the case Mr. Barry and $15,000 per month in the case of the other Current NEOs). Additionally, for each of the Current NEOs except for Mr. Hirsch, the Company would make cash payments to the respective NEO equal to the excess, if any, of 24 months’ base salary over the respective NEO’s disability benefits. The amounts reflected in the table above represent the Company’s estimated payments.
Acceleration of Equity Awards
As discussed above, Mr. Hirsch was granted stock awards in respect of his service on the Board, with amounts and vesting terms generally determined on the same basis as Endo’s non-employee directors. As such, the potential termination scenarios contemplated in his stock award agreement are based on his potential termination from Endo’s Board (rather than from his position as Endo’s Interim Chief Executive Officer), and the termination and change in control provisions included in his stock award agreement are not indicative of the provisions that the Board would have approved for Mr. Hirsch had such awards been granted in respect of his service as Endo’s Chief Executive Officer. In the event of a termination for death or Disability (as defined in the 2024 Stock Plan), Mr. Hirsch would be entitled to immediate vesting of the portion of his then-unvested stock awards that would otherwise vest on the first vesting date after his termination. In the event of a Change in Control (as defined in the 2024 Stock Plan), Mr. Hirsch would be entitled to immediate vesting of his then-unvested stock awards. Additionally, while not reflected in the table above, in the event Mr. Hirsch continues to provide service on the Board through the annual shareholders meeting of any year after 2024, but chooses not to stand for re-election to the Board at such meeting, Mr. Hirsch would be entitled to continued vesting of any then-unvested stock awards that would have otherwise vested during the year of such meeting.
For each of the Current NEOs except Mr. Hirsch, in the event of a Change in Control, any then-outstanding and unvested stock awards would not accelerate without termination as these awards require a “double trigger” in order to accelerate and become immediately vested. However, in the event such stock awards were not assumed or substituted in connection with the Change in Control, the stock awards would generally become subject to immediate vesting (except that the PSUs would be prorated and subject to actual performance).
For each of the Current NEOs except Mr. Hirsch, in the event of a termination for death or Disability (as defined in the 2024 Stock Plan), the respective NEO would be entitled to immediate vesting of the stock awards (except that the PSUs would be forfeited without any consideration).
For each of the Current NEOs except Mr. Hirsch, in the event of a termination by the Company without Cause or by the Executive for Good Reason (as defined in the 2024 Stock Plan), the respective NEO would be entitled to immediate prorated vesting of any then-outstanding RSUs. The respective NEO would also remain entitled to continued vesting of any then-outstanding PSUs, with the ultimate number of shares issuable upon vesting being subject to (i) proration based on service through the termination date and (ii) performance, measured through the original vesting date.

Additional Information for Mr. Hirsch
Effective January 1, 2025, the Company and Mr. Hirsch executed a letter (the Hirsch Letter) amending his initial employment letter that, among other things, extended the term of Mr. Hirsch’s employment as the Company’s Interim Chief Executive Officer until August 15, 2025; provided that in the event a permanent Chief Executive Officer commences employment with the Company prior to August 15, 2025, Mr. Hirsch would serve as Advisor to the Chief Executive Officer until August 15, 2025. The Hirsch Letter further provides that in the event of a termination of Mr. Hirsch by the Company without Cause (as defined in the Hirsch Letter) prior to August 15, 2025, or if Mr. Hirsch were to resign his employment to begin a role at another company after a permanent Chief Executive Officer commenced employment with the Company but prior to August 15, 2025, then Mr. Hirsch would, subject to him executing and not revoking a release of claims, be entitled to receive a lump sum payment equal to the amount of base compensation that he otherwise would have received after the date that his employment ceased had he remained employed through August 15, 2025. These potential payments, which Mr. Hirsch would not have been entitled to prior to the January 2025 execution of the Hirsch Letter, are not reflected in the table above.
Additional Information for Mr. Coleman
Upon the termination of Mr. Coleman’s employment effective in August 2024, Mr. Coleman became entitled to the payments and benefits described above in footnote (5)(c) to the Summary Compensation Table above. Mr. Coleman continues to be subject to the post-termination restrictive covenants provided for in his employment agreement with Endo, Inc., including with respect to non-competition and non-solicitation.
Post-Termination Restrictive Covenants
As further discussed in the “Executive Employment Agreements” section above, the Current NEOs are subject to certain restrictive covenants that would, in the event of a termination, continue to apply for a specified period of time.
Director Compensation
The Compensation & Human Capital Committee is responsible for reviewing and approving the Company’s non-employee director compensation program and any fees or other benefits to be paid to non-employee directors. This compensation program is intended to offer competitive pay, taking into consideration compensation levels exhibited by Endo’s Pay Comparator Companies. Details of the compensation arrangements that have been approved by the Compensation & Human Capital Committee are summarized below.
Cash Retainers
Since the Effective Date, non-employee directors of Endo, Inc. have generally been entitled to earn annual cash retainers based on their service on the Board and on certain committees of the Board during the annual compensation cycle (which generally runs from January 1st to December 31st of each year). The annual cash retainer amounts that non-employee directors have generally been entitled to earn since the Effective Date include:

Purpose	Board Chairperson	Other Non-Employee Directors
Annual cash retainer for serving on the Board	$135,000	$75,000
Annual cash retainer for serving as a member of specified committee, other than the committee’s Chair (1)	$—	$12,500
Annual cash retainer for serving as Chair of a specified committee (1)	$—	$25,000
(1)    Amounts are determined on a committee-by-committee basis. Committees eligible for such fees include the Audit & Finance Committee, Compensation & Human Capital Committee, Nominating, Governance and Corporate Responsibility Committee, Compliance Committee and Product Portfolio Committee.
Effective August 29, 2024, Blaise Coleman ceased serving as the Company’s President and Chief Executive Officer and Mr. Hirsch was appointed as the Company’s Interim Chief Executive Officer. In connection with Mr. Hirsch’s appointment as Interim Chief Executive Officer, Mr. Hirsch immediately resigned from all of his then-current Board committee appointments (except that he continued to serve as a member of the Product Portfolio Committee). Mr. Hirsch has been and remains ineligible to earn any of the Board cash retainer amounts described in this section during his tenure as Interim Chief Executive Officer.
The Board has commenced a search for a permanent Chief Executive Officer, which is ongoing. In consideration of the incremental time and commitment required by the non-employee directors of the Board based on, among other things, the search for a permanent Chief Executive Officer and Mr. Hirsch’s resignation from most of his Board committee appointments, the Compensation & Human Capital Committee has approved a temporary compensation arrangement pursuant to which each non-employee director, other than Mr. Hirsch, is eligible for a supplemental cash fee of $30,000 per month (or $40,000 per month in the case of the Board Chairperson); provided, however, that while this temporary compensation arrangement is in place, non-employee directors are not eligible to earn cash retainers for any incremental committee appointments made after July 31, 2024. This temporary compensation arrangement became effective September 1, 2024 and is currently approved through March 31, 2025.

The cash amounts described in this section are generally earned ratably over the applicable service period, subject to proration, and paid in arrears in quarterly installments as soon as administratively practicable following the end of the calendar quarter in which the applicable services occurred.
Annual Equity Retainers
Pursuant to the Company’s non-employee director compensation program, non-employee directors of Endo, Inc. are generally eligible to earn annual equity retainers with a targeted value $365,000 for the Board Chairperson and $300,000 for the other directors, granted in the form of Restricted Stock Units (RSUs), which shall generally be granted on the first trading day after the Company’s Annual Shareholders Meeting. RSUs granted to each non-employee director shall generally vest after one year provided that the non-employee director continues to serve on the Board until at least the date of the Annual Shareholders Meeting of the year of vesting.
Notwithstanding the general policy described above, annual equity retainers for service in 2024, 2025 and 2026 were granted to Messrs. Herendeen, Efron, Hirsch, Pasternak and Yoskowitz and Ms. Langlois upfront in 2024 in the form of RSUs (the Initial Director Grants), with one-third generally subject to vest on each of the first, second and third anniversaries of the Effective Date, in each case subject to the continued service requirements described above for each applicable vesting year. The number of RSUs granted to each eligible director pursuant to the Initial Director Grants was determined by the Compensation & Human Capital Committee by dividing the respective director’s aggregate targeted grant values for 2024, 2025 and 2026 ($1,095,000 for the Board Chairperson and $900,000 for the other eligible directors) by $28.75, representing the estimated per-share fair market value of Endo, Inc. common stock as of the Effective Date. As further described below, the Compensation & Human Capital Committee approved the Initial Director Grants on September 30, 2024 when the closing price of Endo, Inc. common stock was $25.48 per share, resulting in awards with grant date fair values, determined in accordance with Accounting Standard Codification Topic 718—Stock Compensation (ASC 718), of $970,457 for the Board Chairperson and $797,626 for the other eligible directors. Pursuant to the Company’s current non-employee director compensation program, directors who received the Initial Director Grants are not currently eligible to receive any additional annual equity retainers in their capacity as directors until the 2027 annual compensation cycle.
Non-employee directors are eligible to defer a portion of their annual equity retainers under the Endo, Inc. Directors Deferred Compensation Plan.
Meeting Fees
Pursuant to the Company’s non-employee director compensation program, non-employee directors of Endo, Inc. are not eligible to receive any additional compensation for attending meetings of the Board or any of the committees of the Board.
Additional Arrangements
Non-employee directors of Endo, Inc. are generally eligible to be provided or reimbursed for transportation, hotel, food and other incidental expenses related to attending Board and committee meetings or participating in director education programs and other director orientation or educational meetings.
Insurance and Indemnification
The Company has retained directors and officers indemnification insurance coverage. This insurance covers non-employee directors and officers individually.
Non-Employee Director Compensation Table
The following table provides information concerning the 2024 compensation of the Company’s non-employee directors and includes any individual who received compensation as a non-employee director at any time during 2024, except for Mr. Hirsch who is a Named Executive Officer and whose 2024 compensation is fully reflected in the Summary Compensation Table under the heading “Executive Compensation Tables”. Mr. Coleman, who was a director of the Company during 2024, received no additional compensation for his service as director. For a complete understanding of the following table, please read the footnotes and the narrative disclosures that follow the table.

Name	Director Since	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Current Directors of Endo, Inc.:
Paul Herendeen	April 2024	$253,091	$970,457	$1,223,548
Paul Efron	April 2024	$197,576	$797,626	$995,202
Sophia Langlois	April 2024	$197,576	$797,626	$995,202
Andy Pasternak	April 2024	$199,894	$797,626	$997,520
Marc Yoskowitz	April 2024	$203,044	$797,626	$1,000,670
Former Directors of Endo International plc:
Mark G. Barberio	February 2020 (3)	$280,000	$—	$280,000
Jennifer M. Chao	February 2021 (3)	$160,000	$—	$160,000
Shane M. Cooke	July 2014 (3)	$168,333	$—	$168,333
Nancy J. Hutson, Ph.D.	February 2014 (3)	$168,333	$—	$168,333
Michael Hyatt	February 2014 (3)	$208,333	$—	$208,333
William P. Montague	February 2014 (3)	$208,333	$—	$208,333
M. Christine Smith, Ph.D.	July 2020 (3)	$160,000	$—	$160,000
(1)    The amounts in this column represent all cash fees earned by or paid to each non-employee director during 2024.
(2)    The amounts in this column represent the grant date fair values of the Initial Director Grants, which are RSUs that were granted upfront in 2024 in respect of 2024, 2025 and 2026 annual equity retainers and generally vest annually over time through April 23, 2027. The material terms of these Initial Director Grants are described in the “Annual Equity Retainers” section above. As noted therein, pursuant to the Company’s current non-employee director compensation program, directors who received the Initial Director Grants are not currently eligible to receive any additional annual equity retainers in their capacity as directors until the 2027 annual compensation cycle. As determined in accordance with ASC 718, the grant date for such RSUs was September 30, 2024 and the grant date fair value per RSU was $25.48. Refer to the “Share-Based Compensation” footnote in our audited financial statements included in Part IV, Item 15 of this report for the assumptions we use in valuing and expensing stock awards in accordance with ASC 718.
(3)    These individuals served as non-employee directors of Endo International plc through April 2024 and did not subsequently serve as non-employee directors of Endo, Inc. Pursuant to the terms of the former Endo International plc non-employee director compensation program, these individuals earned cash fees in 2024 through April 2024 (paid monthly in arrears) at a rate of (i) $37,500 per month for serving as a non-employee director (or $50,000 in the case of the Board Chairperson); (ii) $1,250 per month for serving as a member of (or $3,333 per month for chairing) each of the Endo International plc Audit & Finance, Compensation & Human Capital, Nominating, Governance & Corporate Responsibility and Compliance Committees; and (iii) $10,000 per month for serving as a member of (or $15,000 per month for chairing) the Endo International plc Strategic Planning Committee.
The following table summarizes the aggregate number of stock awards, which consisted solely of RSUs, that were outstanding at December 31, 2024 for each non-employee director serving on the Board on such date. There were no option awards outstanding for any of the non-employee directors serving on the Board at December 31, 2024:

Name	Restricted Stock Units Outstanding at Fiscal Year End (#)	Value at Fiscal Year End ($)(1)
Paul Herendeen	38,087	$933,132
Paul Efron	31,304	$766,948
Scott Hirsch	31,304	$766,948
Sophia Langlois	31,304	$766,948
Andy Pasternak	31,304	$766,948
Marc Yoskowitz	31,304	$766,948
(1)    Based upon the closing price of Endo, Inc. common stock on December 31, 2024 of $24.50.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table sets forth aggregate information for the fiscal year ended December 31, 2024 regarding the Company’s compensation plans, under which equity securities of Endo may be issued to employees and directors.

	Column A	Column B	Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	1,308,657	$—	2,291,343
Total	1,308,657	$—	2,291,343
__________
(1)Excludes shares of restricted stock units (RSUs), performance share units (PSUs) and long-term cash incentive awards which will be settled in the Company’s ordinary shares.
Security Ownership of Certain Beneficial Owners and Management
The following table, together with the corresponding footnotes, sets forth, as of March 4, 2025, the name and holdings of each person, including any “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the Exchange Act), known by Endo to be the “beneficial owner” of more than 5% of the Company’s outstanding common shares. The table also sets forth, as of March 4, 2025, the number of common shares beneficially owned by each of the Company’s current directors and NEOs, and by all current directors and executive officers of the Company as a group. Footnote (1) below provides a brief explanation of what is meant by the term “beneficial ownership.”

Name of Beneficial Owner	Number of Common Shares Beneficially Owned (#)(1)	Percentage of Class (%)(1)
Directors and Named Executive Officers:
Paul Herendeen	12,695	*
Paul Efron	10,434	*
Scott Hirsch	10,434	*
Sophia Langlois	10,434	*
Andy Pasternak	10,434	*
Marc Yoskowitz	10,434	*
Mark T. Bradley	23,324	*
Matthew J. Maletta	23,672	*
Patrick A. Barry	21,932	*
James P. Tursi, M.D.	14,109	*
All current directors and executive officers of the Company as a group (10 persons)	147,902	*
Other Shareholders:
GoldenTree Entities (2)	15,047,641	19.7%
Silver Point Entities (3)	7,998,711	10.5%
Oaktree Entities (4)	6,124,446	8.0%
Franklin Resources, Inc. (5)	5,200,614	6.8%
Canyon Entities (6)	4,977,163	6.5%
Marathon Asset Management GP, L.L.C. (7)	3,927,370	5.2%
__________
*The percentage represents less than 1%.

(1)    “Beneficial ownership” is a term broadly defined by the SEC in Rule 13d-3 under the Exchange Act. The term includes ownership of shares as to which a person, directly or indirectly, has or shares investment or voting power. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares as of March 4, 2025 that such person has the right to acquire within 60 days after March 4, 2025. The amounts in this table do not reflect future grants.
(2)    According to information available to us, this figure represents the number of shares of our common stock beneficially owned by the GoldenTree Entities (as defined herein). The registered holders of the referenced shares are the following funds and accounts: City of New York Group Trust; Clarence Master Fund LP - Series A; Copper Master Fund LP; Crown Managed Accounts SPC - Crown/GT Segregated Portfolio; FS Credit Income Fund; Ginkgo Tree, LLC; GN3 SIP Limited; GoldenTree Distressed Fund IV LP; GoldenTree Distressed Master Fund IV Ltd; GoldenTree Insurance Fund Series Interests of the SALI Multi-Series Fund, L.P.; GoldenTree Loan Management II LP; GoldenTree Loan Management III, LP; GoldenTree Loan Management US CLO 1, Ltd.; GoldenTree Loan Management US CLO 10, Ltd.; GoldenTree Loan Management US CLO 11, Ltd.; GoldenTree Loan Management US CLO 12, Ltd.; GoldenTree Loan Management US CLO 3, Ltd.; GoldenTree Loan Management US CLO 4, Ltd.; GoldenTree Loan Management US CLO 5, Ltd.; GoldenTree Loan Management US CLO 6, Ltd.; GoldenTree Loan Management US CLO 7, Ltd.; GoldenTree Loan Management US CLO 8, Ltd.; GoldenTree Loan Management US CLO 9, Ltd.; GoldenTree Loan Management, LP; GoldenTree Loan Opportunities XII, Limited; GoldenTree Multi Sector-C LP; GoldenTree Structured Products - C II LP; GoldenTree US Loan & Bond Fund; Goldentree V1 Master Fund, L.P.; GoldenVest LLC; GT G Distressed Fund 2020 LP; GT Loan Financing I, Ltd.; GT NM, L.P.; GTAM 110 Designated Activity Company; Health Net of California, Inc.; Healthcare Employees’ Pension Plan – Manitoba; High Yield And Bank Loan Series Trust; Louisiana State Employees Retirement System; MA Multi-Sector Opportunistic Fund, LP; San Bernardino County Employees Retirement Association; and Syncora Guarantee Inc. (collectively, the “GoldenTree Entities”). Investment power over the GoldenTree Entities is held by GoldenTree Asset Management LP (the “GoldenTree Advisor”). The general partner of the GoldenTree Advisor is GoldenTree Asset Management LLC (the “GoldenTree General Partner”). Steven A. Tananbaum is the managing member of the GoldenTree General Partner. The address for the GoldenTree Entities is 300 Park Avenue, 21st Floor, New York, NY 10022.
(3)    According to information available to us, this figure represents the number of shares of our common stock beneficially owned by Silver Point Capital, L.P. or its wholly owned subsidiaries. The registered holders of the referenced shares are the following funds and accounts: Silver Point Capital Fund, L.P.; Silver Point Capital Offshore Master Fund, L.P.; Silver Point Distressed Opportunity Institutional Partners, L.P.; and Silver Point Distressed Opportunity Institutional Partners Master Fund (Offshore), L.P. (collectively, the “Silver Point Entities”). The Silver Point Entities are managed by Silver Point Capital, L.P. or its wholly owned subsidiaries. Silver Point Capital Management, LLC (“Management”) is the general partner of Silver Point Capital, L.P. and as a result, may be deemed to be the beneficial owner of all of the shares held by the Silver Point Entities. Messrs. Edward A. Mulé and Robert J. O’Shea are each members of Management and as a result, each may be deemed to be a beneficial owner of all of the shares held by the Silver Point Entities. Management and Messrs. Mulé and O’Shea disclaim beneficial ownership of the reported shares held by the Silver Point Entities except to the extent of their pecuniary interests. The address for the Silver Point Entities is 2 Greenwich Plaza, Suite 1, Greenwich, CT 06830.
(4)    According to information available to us, the number of shares of our common stock beneficially owned by the Oaktree Entities (as defined herein) consists of 6,124,446 shares previously issued, and the number of shares to be registered hereby consists solely of 1,378,816 restricted shares previously issued. The registered holders of the referenced shares to be registered are the following funds and accounts: Oaktree Opportunities Fund Xb Holdings (Delaware), L.P.; Oaktree Opportunities Fund Xi Holdings (Delaware), L.P.; Oaktree Opportunities Fund Xii Holdings (Delaware), L.P.; Oaktree Capital Holdings, LLC; and Oaktree Capital Group Holdings GP, LLC (collectively, the “Oaktree Entities”). The address for the Oaktree Entities is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071.
(5)    The business address for this entity is One Franklin Parkway, San Mateo, CA 94403. This ownership information is based on a Schedule 13G filed with the SEC on October 31, 2024.
(6)    According to information available to us, this figure represents the number of shares of our common stock beneficially owned by Canyon Capital Advisors LLC (“Canyon”) on behalf of the Canyon Entities (as defined herein). The registered holders of the referenced shares are the following funds and accounts: Canyon-ASP Fund, L.P.; Canyon Balanced Master Fund, Ltd.; Canyon Distressed Opportunity Master Fund III, L.P.; CDOF IV Master Fund, L.P.; Canyon ESG Master Fund, L.P.; Canyon IC Credit Master Fund L.P.; Canyon Distressed TX (A) LLC; Canyon Distressed TX (B) LLC; The Canyon Value Realization Master Fund, L.P.; Canyon-EDOF (Master) L.P.; Canyon NZ-DOF Investing, L.P.; and Canyon Value Realization Fund, L.P. (collectively, the “Canyon Entities”). Each of the Canyon Entities is currently a party to an investment advisory agreement with Canyon, pursuant to which Canyon is granted discretionary right, power and authority to manage and vote with respect to each Canyon Entity’s investments, including its investment in the shares. Canyon is ultimately owned by family limited liability companies and/or trusts that are ultimately controlled by Joshua S. Friedman and Mitchell R. Julis. Canyon and each of Messrs. Friedman and Julis disclaim beneficial ownership of the shares, except to the extent of the voting and investment power in respect of the shares. The address for the Canyon Entities is 2728 N. Harwood Street, 2nd Floor, Dallas, TX 75201.
(7)    The business address for this entity is 2728 N. Harwood Street, 2nd Floor, Dallas, TX 75201. This ownership information is based on a Schedule 13G filed with the SEC on November 4, 2024.
Item 13.        Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons
The Board maintains written policies and procedures for review, approval and monitoring of transactions involving the Company and “related persons” (directors and executive officers or their immediate family members, or beneficial owners of greater than five percent of the Company’s outstanding ordinary shares). The policy covers any related person transaction that meets the minimum threshold for disclosure under relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest). Such transactions are subject to review and approval by the Audit & Finance Committee.
There were no related person transactions during the last two fiscal years, or any currently proposed transaction, that exceeded or exceeds $120,000.
Director Independence
The Board has adopted and continues to apply categorical independence standards consistent with the New York Stock Exchange (NYSE) listing standards. These standards are available on the Company’s website at www.endo.com, under “Investors – Board Policies & Guidelines.” All members of the Board’s Audit & Finance, Compensation & Human Capital and Nominating, Governance and Corporate Responsibility Committees must meet applicable NYSE independence requirements.
The Board annually determines the independence of directors based on a review by the Board and the Nominating, Governance and Corporate Responsibility Committee. No director is considered independent unless the Board has determined that he or she has no material relationship with the Company, either directly or as a partner, shareholder or officer of an organization that has a material relationship with the Company. Material relationships can include commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, among others.
The Board has affirmatively determined that all of its current members are independent under the NYSE listing rules except Mr. Hirsch while he serves as Interim Chief Executive Officer.
In determining director independence, the Board considered Mr. Herendeen’s role as a member of the Board of Directors of Grifols, S.A., beginning in September 2024. During the period from September 2024 to December 2024, the Company paid, or has open payables of approximately $0.6 million to Grifols, S.A. and/or its subsidiaries in the ordinary course of business. The Board has determined that this relationship is not material and does not impair Mr. Herendeen’s independence.
On an annual basis and upon the nomination of any new director, the Nominating, Governance and Corporate Responsibility Committee and the Board consider directors’ responses to a questionnaire asking about their relationships with the Company (and those of their immediate family members) and other potential conflicts of interest.
The Nominating, Governance and Corporate Responsibility Committee has determined that all of the members of the Audit & Finance, Compensation & Human Capital and Nominating, Governance and Corporate Responsibility Committees meet the applicable independence tests of the NYSE listing rules. Upon the recommendation of the Nominating, Governance and Corporate Responsibility Committee, the Board has determined that none of the current directors has had a material relationship with the Company that would compromise his or her independence except Mr. Hirsch while he serves as Interim Chief Executive Officer.
Item 14.        Principal Accountant Fees and Services
Fees Paid to the Independent Registered Public Accounting Firm
PwC has served as the Company’s independent registered public accounting firm since the Effective Date and Endo International plc since 2014 through the Effective Date. The table that follows summarizes the aggregate estimated fees for services PwC provided during 2024 and 2023 for both Endo, Inc. and Endo International plc:

	2024	2023
Audit Fees (1)	$9,290,273	$6,078,523
Audit-Related Fees (2)	—	3,600
Tax Fees (3)	1,834,050	1,551,714
All Other Fees (4)	5,925	5,925
Total	$11,130,248	$7,639,762
__________
(1)Audit fees in 2024 and 2023 relate to:
• Audit of the Company’s, and Endo International plc’s, annual financial statements;
•Reviews of the Company’s, and Endo International plc’s, quarterly financial statements;
•Statutory audits for the Company, and Endo International plc’s, and certain of its subsidiaries;
•Additional audit work as a result of the Debtor’s voluntary petition filed under Chapter 11 of the bankruptcy code and the resulting impact to the Company’s and/or Endo International plc’s consolidated financial statements including application of fresh start accounting and bankruptcy adjustments;
•Comfort letters and registration statements; and
•Attestation services required by regulation or statute.
(2)    Audit-related fees in 2023 relate to:
•Other services related to accounting and financial reporting.
(3)    Tax fees in 2024 and 2023 relate to:
•Tax compliance and reporting assistance, preparing or reviewing tax returns and related filings;
•Tax audit defense to advise on the defense of a tax authority assessment related to value added tax; and
•Tax consulting, planning and advice, including advice related to the impact of changes in tax laws.
(4)    Knowledge tools.
In considering the nature of the services provided by PwC, the Audit & Finance Committee determined that such services are compatible with the provision of independent audit services. The Audit & Finance Committee discussed these services with PwC and Endo management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the standards adopted by the Public Company Accounting Oversight Board (PCAOB).
Pre-Approval Policy
Consistent with SEC policies regarding auditor independence, the Audit & Finance Committee has responsibility for appointing, setting compensation for and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit & Finance Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.

Prior to the engagement of the independent registered public accounting firm for the next year’s audit, management will submit to the Audit & Finance Committee for approval a list of services and related fees expected to be rendered during that year within each of the following four categories of services:
•Audit services include audit work performed on the financial statements. This category also includes work that generally only the independent registered public accounting firm can reasonably be expected to provide, including comfort letters, consents and other services related to SEC matters.
•Audit-related services are for assurance and related matters that are traditionally performed by the independent registered public accounting firm, including due diligence related to mergers and acquisitions and employee benefit plan audits. This category also includes other services and discussion related to the proper application of financial accounting and/or reporting standards.
•Tax services include all services, except those services specifically related to the audit of the financial statements, performed by the independent registered public accounting firm’s tax personnel, including tax analysis; assisting with the coordination of execution of tax-related activities, primarily in the area of mergers and acquisitions; supporting other tax-related regulatory requirements; and tax compliance and reporting.
•Other fees are those associated with services not captured in the other categories.
Prior to engagement, the Audit & Finance Committee pre-approves the independent registered public accounting firm’s services within each category. The fees are budgeted and the Audit & Finance Committee requires the independent registered public accounting firm to report actual fees versus budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the Audit & Finance Committee requires specific pre-approval before engaging the independent registered public accounting firm.
The Audit & Finance Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit & Finance Committee at its next scheduled meeting.

PART IV
Item 15.     Exhibit and Financial Statement Schedules
(a) The following documents are filed as part of this report:
1.    The Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Operations for the Successor year ended December 31, 2024, the Predecessor period January 1 2024 through April 23, 2024, the year ended December 31, 2023 (Predecessor) and the year ended December 31, 2022 (Predecessor)
Consolidated Statements of Comprehensive (Loss) Income for the Successor year ended December 31, 2024, the Predecessor period January 1 2024 through April 23, 2024, the year ended December 31, 2023 (Predecessor) and the year ended December 31, 2022 (Predecessor)
Consolidated Statements of Shareholders’ (Deficit) Equity for the Predecessor period January 1 2024 through April 23, 2024, the year ended December 31, 2023 (Predecessor) and the year ended December 31, 2022 (Predecessor), and Consolidated Statement of Stockholders' Equity for the Successor year ended December 31, 2024
Consolidated Statements of Cash Flows for the Successor year ended December 31, 2024, the Predecessor period January 1 2024 through April 23, 2024, the year ended December 31, 2023 (Predecessor) and the year ended December 31, 2022 (Predecessor)
Notes to Consolidated Financial Statements
2.    Financial Statement Schedule
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Additions, Costs and Expenses	Deductions, Write-offs (1)	Other (2)	Balance at End of Period
Valuation Allowance For Deferred Tax Assets:
Year Ended December 31, 2022 (Predecessor)	$10,169,294	$273,538	$(46)	$(6,367)	$10,436,419
Year Ended December 31, 2023 (Predecessor)	$10,436,419	$6,431,095	$—	$6,125	$16,873,639
Period from January 1, 2024 through April 23, 2024 (Predecessor)	$16,873,639	$81,197	$(16,954,070)	$(766)	$—

Year Ended December 31, 2024 (Successor)	$—	$342	$—	$—	$342
__________
(1)Deductions for the Predecessor period January 1, 2024 through April 23, 2024 include the elimination of the Predecessor valuation allowance in conjunction with the application of fresh start accounting, as described in Note 3. Fresh Start Accounting in this report.
(2)Represents the remeasurement of net deferred tax assets due to changes in statutory rates.
All other financial statement schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.
3.    Exhibits

Incorporated by Reference from:
Number	Description	File Number	Filing Type	Filing Date
2.1	Fourth Amended Joint Chapter 11 Plan of Reorganization of Endo International plc and its Affiliated Debtors.	333-280767	S-1	July 12, 2024
2.2#	Agreement and Plan of Merger, dated as of October 19, 2020, by and among BioSpecifics Technologies Corp., Endo International plc, and Beta Acquisition Corp.	333-280767	S-1	July 12, 2024
2.3#
Purchase and Sale Agreement, dated as of April 14, 2024, among Endo Enterprise, Inc., Endo USA, Inc. and Paladin Pharma Inc., as the buyers, and Endo International plc and the other sellers, as defined therein, as the sellers.
		333-280767	S-1	July 12, 2024
3.1	Amended and Restated Certificate of Incorporation.	333-280767	S-1	July 12, 2024
3.2	Amended and Restated Bylaws.	333-280767	S-1	July 12, 2024
4.1.1	Specimen Common Stock Certificate (Unrestricted).	333-280767	S-1	July 12, 2024
4.1.2	Specimen Common Stock Certificate (144A).	021-508269	S-1	July 12, 2024
4.1.3	Specimen Common Stock Certificate (Reg S).	021-508269	S-1	July 12, 2024

Incorporated by Reference from:
Number	Description	File Number	Filing Type	Filing Date
4.1.4	Specimen Common Stock Certificate (Accredited Investor).	021-508269	S-1	July 12, 2024
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
		333-280767	S-1	July 12, 2024
10.2	Stockholders’ Agreement, dated April 23, 2024, among Endo, Inc. and the stockholders of Endo, Inc.	333-280767	S-1	July 12, 2024
10.3	Supply Agreement, dated June 26, 2008, between Auxilium and Hollister-Stier Laboratories LLC.	021-508269	S-1	July 12, 2024
10.4+	Endo, Inc. Non-Employee Director Compensation Policy.	333-280767	S-1/A	July 26, 2024
10.5+	Endo, Inc. Director Deferred Compensation Plan.	333-280767	S-1/A	July 26, 2024
10.6+	Endo, Inc. 2024 Stock Incentive Plan.	333-280767	S-1/A	July 26, 2024
10.7+	Form of Employee RSU Award Notice under Endo, Inc.’s 2024 Stock Incentive Plan.	333-280767	8-K	October 4, 2024
10.8+	Form of Director RSU Award Notice under Endo, Inc.’s 2024 Stock Incentive Plan	333-280767	8-K	October 4, 2024
10.9+	Form of Employee PSU Award Notice under Endo, Inc.’s 2024 Stock Incentive Plan	333-280767	8-K	October 4, 2024
10.10+	Form of Long-Term Cash Award Notice under Endo, Inc.’s 2024 Stock Incentive Plan	Not applicable; submitted herewith
10.11+	Form of 2024 Retention and Performance Award Notice	333-280767	8-K	October 4, 2024
10.12+	Form of Director and Officer Indemnification Agreement of Endo, Inc.	333-280767	S-1/A	July 26, 2024
10.13+	Executive Employment Agreement between Endo USA, Inc. and Blaise A. Coleman, effective as of May 10, 2024.	333-280767	S-1/A	July 26, 2024
10.14+	Executive Employment Agreement between Endo USA, Inc. and Mark T. Bradley, effective as of May 10, 2024.	333-280767	S-1/A	July 26, 2024
10.15+	Executive Employment Agreement between Endo USA, Inc. and Matthew J. Maletta, effective as of May 10, 2024.	333-280767	S-1/A	July 26, 2024
10.16+	Executive Employment Agreement between Endo USA, Inc. and Patrick A. Barry, effective as of May 10, 2024.	333-280767	S-1/A	July 26, 2024
10.17+	Executive Employment Agreement between Endo USA, Inc. and James P. Tursi, M.D., effective as of May 10, 2024.	333-280767	S-1/A	July 26, 2024
10.18#
Credit Agreement, dated as of April 23, 2024, among Endo Finance Holdings, Inc., as the borrower, Endo, Inc., as parent guarantor, the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent, collateral agent, issuing bank and swingline lender.
		333-280767	S-1/A	July 26, 2024
10.19
First Amendment, dated as of October 29, 2024, among Endo, Inc., Endo Finance Holdings, Inc., each of the subsidiary guarantors party thereto, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent
		333-280767	8-K	October 29, 2024
10.20+	Interim CEO Letter, dated as of August 26, 2024, between Endo, Inc. and Scott Hirsch	333-280767	8-K	August 27, 2024

Incorporated by Reference from:
Number	Description	File Number	Filing Type	Filing Date
10.21	Global Settlement Agreement, dated February 28, 2024, by and among the United States of America, Endo, Inc. and Endo International plc.	333-280767	S-1	July 12, 2024
10.22+	Interim CEO Extension Letter, dated as of January 6, 2025, between Endo, Inc. and Scott Hirsch	333-280767	8-K	January 6, 2025
19.1	Insider Trading Policy of Endo, Inc.	Not applicable; submitted herewith
21.1	Subsidiaries of the Registrant.	Not applicable; submitted herewith
22.1	List of Issuer and Guarantor Subsidiaries of Endo, Inc.	333-280767	S-1	July 12, 2024
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm (Successor).	Not applicable; submitted herewith
23.2	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm (Predecessor).	Not applicable; submitted herewith
24.1	Power of Attorney	Not applicable; submitted herewith
31.1	Certification of the Interim Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Not applicable; filed herewith
31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Not applicable; filed herewith
32.1	Certification of the Interim Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Not applicable; furnished herewith
32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Not applicable; furnished herewith
97.1	Endo, Inc. Clawback Policy	Not applicable; furnished herewith
101.INS	iXBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Not applicable; submitted herewith
101.SCH	iXBRL Taxonomy Extension Schema Document.	Not applicable; submitted herewith
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document.	Not applicable; submitted herewith
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document.	Not applicable; submitted herewith
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.	Not applicable; submitted herewith
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.	Not applicable; submitted herewith
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.	Not applicable; submitted herewith

#	Schedules, exhibits and similar attachments to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
+	Management contract or compensatory plan or arrangement.
Item 16.        Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

ENDO, INC.
(Registrant)

/S/ SCOTT A. HIRSCH
Name:	Scott A. Hirsch
Title:	Interim Chief Executive Officer
(Principal Executive Officer)
Date: March 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
	/S/ SCOTT A. HIRSCH	Director, Interim Chief Executive Officer (Principal Executive Officer)	March 13, 2025
Scott A. Hirsch

	/S/ MARK T. BRADLEY	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 13, 2025
Mark T. Bradley

	/S/ FRANK B. RACITI	Vice President, Controller, Chief Accounting Officer (Principal Accounting Officer)	March 13, 2025
Frank B. Raciti

	*	Chairman and Director	March 13, 2025
Paul Herendeen

	*	Director	March 13, 2025
Paul Efron

	*	Director	March 13, 2025
Sophia Langlois

	*	Director	March 13, 2025
Andy Pasternak

	*	Director	March 13, 2025
Marc Yoskowitz

*By:	/S/ MATTHEW J. MALETTA	Attorney-in-fact pursuant to a Power of Attorney filed with this Report as Exhibit 24.1	March 13, 2025
Matthew J. Maletta

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Endo, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Endo, Inc. and its subsidiaries (Successor) (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, of comprehensive (loss) income, of stockholders’ equity and of cash flows for the year then ended, including the related notes and schedule of valuation and qualifying accounts for the year ended December 31, 2024 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
Basis of Accounting
As discussed in Notes 1, 2, and 3 to the consolidated financial statements, the United States Bankruptcy Court for the Southern District of New York confirmed the Endo International plc Plan of Reorganization (the Plan) on March 19, 2024 and all conditions required for Plan effectiveness were satisfied on April 23, 2024. Effectiveness of the Plan resulted in the discharge of substantially all claims against Endo International plc that arose before August 16, 2022, and terminates all rights and interests of equity security holders as provided for in the Plan. The Plan was substantially consummated on April 23, 2024 and pursuant to the Plan and the Purchase and Sale Agreement, Endo, Inc. acquired substantially all of the assets, as well as certain equity interests of and assumed certain liabilities of Endo International plc. Endo International plc will be dissolved in connection with the consummation of the Plan.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Annual Indefinite-Lived Intangible Assets Impairment Test
As described in Notes 4 and 12 to the consolidated financial statements, the Company’s indefinite-lived intangible assets balance of $50.5 million is comprised of in-process research and development (IPR&D) as of December 31, 2024. Indefinite-lived intangible assets are tested for impairment annually, as of October 1, and when events or changes in circumstances indicate that the asset might be impaired. Management estimates the fair value of the intangible assets using an income approach that utilizes a discounted cash flow model. The discounted cash flow models reflect management’s estimates of future cash flows and other factors including estimates of future operating performance, including future sales, long-term growth rates, gross margins, operating expenses, discount rates, and the probability of technical and regulatory success. As a result of the annual impairment test, management determined that the carrying amount of certain indefinite-lived assets exceeded their fair value; therefore, the Company recorded an impairment charge of $243.6 million during the fourth quarter of 2024.

The principal considerations for our determination that performing procedures relating to the annual indefinite-lived intangible assets impairment test is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the indefinite-lived intangible assets; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future sales, gross margins, discount rates, and the probability of technical and regulatory success; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for developing the fair value estimate of the indefinite-lived intangible assets; (ii) evaluating the appropriateness of the discounted cash flow models used by management; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow models; and (iv) evaluating the reasonableness of the significant assumptions used by management related to future sales, gross margins, discount rates, and the probability of technical and regulatory success. Evaluating management’s assumptions related to future sales, gross margins, and the probability of technical and regulatory success involved considering (i) the current and past performance of the Company; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow models and (ii) the reasonableness of the discount rate assumptions.
Certain Sales Deduction Reserves
As described in Note 4 to the consolidated financial statements, the amount of revenue recognized by the Company is equal to the fixed amount of the transaction price, adjusted for management’s estimates of a number of significant variable components including, but not limited to, estimates for chargebacks, rebates, sales incentives and allowances, distribution service agreements, and other fees for services, returns and allowances (collectively "sales deductions"). Reserves for sales deductions relate primarily to estimates of unsettled obligations for returns and allowances, rebates and chargebacks. The total sales deduction reserves balance is $417.9 million as of December 31, 2024, of which a portion related to certain sales deduction reserves. Management estimates the reserves for sales deductions based on factors such as direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, specific known market events and estimated future trends, current contractual and statutory requirements, industry data, estimated customer inventory levels, current contract sales terms with direct and indirect customers and other competitive factors.
The principal considerations for our determination that performing procedures relating to certain sales deduction reserves is a critical audit matter are (i) the significant judgment by management when developing the estimate of certain sales deduction reserves and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, estimated future trends, estimated customer inventory levels, and current contract sales terms with direct and indirect customers.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of certain controls relating to management’s estimate of certain sales deduction reserves. These procedures also included, among others (i) developing an independent estimate of certain sales deduction reserves by utilizing third-party information related to direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, estimated future trends, estimated customer inventory levels, and current contract sales terms with direct and indirect customers; (ii) comparing the independent estimate for certain sales deduction reserves to management’s estimates to evaluate the reasonableness of management’s estimates; (iii) testing the completeness and accuracy of the underlying data used in the estimate of certain sales deduction reserves; and (iv) testing, on a sample basis, actual payments made and amounts credited to both direct and indirect customers to evaluate whether the payments and credits were made in accordance with the contractual and mandated terms of the Company’s agreements, programs, and returns policies.

/s/	PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 13, 2025

We have served as the Company’s or its predecessor’s auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Endo, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Endo International plc and its subsidiaries (Predecessor) (the “Company”) as of December 31, 2023 and the related consolidated statements of operations, of comprehensive (loss) income, of shareholders’ (deficit) equity and of cash flows for the period from January 1, 2024 through April 23, 2024, and for each of the two years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts for the period from January 1, 2024 through April 23, 2024, and for each of the two years in the period ended December 31, 2023 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the period from January 1, 2024 through April 23, 2024, and for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Basis of Accounting
As discussed in Notes 1, 2, and 3 to the consolidated financial statements, Endo International plc, together with certain of its direct and indirect subsidiaries, filed petitions on August 16, 2022 with the United States Bankruptcy Court for the Southern District of New York for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s Plan of Reorganization (the Plan) was substantially consummated on April 23, 2024. Pursuant to the Plan and the Purchase and Sale Agreement, Endo, Inc. acquired substantially all of the assets, as well as certain equity interests and assumed certain liabilities, of Endo International plc. In connection with the effectiveness of the Plan, fresh start accounting was applied and Endo International plc will be dissolved.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Marketed Products and IPR&D Resulting from the Application of Fresh Start Accounting
As described in Notes 1, 2, and 3 to the consolidated financial statements, on August 16, 2022, Endo International plc, together with certain of its direct and indirect subsidiaries (the Debtors), filed voluntary petitions for relief under the Bankruptcy Code. Pursuant to the Plan of Reorganization and the Purchase and Sale Agreement, Endo, Inc. acquired from the Debtors substantially all of the assets, as well as certain equity interests of the Debtors and non-debtor affiliates and assumed certain liabilities of Endo International plc. Applying fresh start accounting on the effective date resulted in a new basis of accounting. Under fresh start accounting, the reorganization value represents the fair value of the total assets and approximates the amount a willing buyer would pay for the assets of the entity immediately after the restructuring. The application of fresh start accounting required the reorganization value to be assigned to the identifiable tangible and intangible assets and liabilities (except for deferred income taxes) based on each of their estimated fair values. The fair value of marketed products and in-process research and development (IPR&D) intangible assets was determined using the income approach. The discounted cash flow models reflect management’s estimates of future cash flows and other factors including estimates of future operating performance, including future sales, long-term growth rates, gross margins, operating expenses, discount rates, and the probability of achieving the estimated cash flows. The IPR&D discount rates and underlying cash flows reflect the uncertainties relevant to development projects, including consideration of the probability of technical and regulatory success based on the current stages of development. The fair value of marketed products and IPR&D resulting from the application of fresh start accounting as of April 23, 2024 was $1,857.4 million and $298.3 million, respectively, which was adjusted in the predecessor period.
The principal considerations for our determination that performing procedures relating to the valuation of marketed products and IPR&D resulting from the application of fresh start accounting is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the marketed products and IPR&D; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to (a) future sales, long-term growth rates, gross margins, operating expenses, and discount rates for the marketed products and IPR&D and (b) the probability of technical and regulatory success for IPR&D; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) reading the restructuring support agreement and related amendments, disclosure statement and subsequent updates, plan of reorganization and subsequent amendments, and settlement agreements; (ii) testing management’s process for developing the fair value estimate of the marketed products and IPR&D; (iii) evaluating the appropriateness of the discounted cash flow models used by management; (iv) testing the completeness and accuracy of the underlying data used in the discounted cash flow models; and (v) evaluating the reasonableness of the significant assumptions used by management related to (a) future sales, long-term growth rates, gross margins, operating expenses, and discount rates for the marketed products and IPR&D and (b) the probability of technical and regulatory success for IPR&D. Evaluating management’s assumptions related to (a) future sales, long-term growth rates, gross margins, and operating expenses for the marketed products and IPR&D and (b) the probability of technical and regulatory success for IPR&D involved considering (i) the current and past performance of the Company; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow models and (ii) the reasonableness of the discount rate assumptions for the marketed products and IPR&D.
Certain Sales Deduction Reserves
As described in Note 4 to the consolidated financial statements, the amount of revenue recognized by the Company is equal to the fixed amount of the transaction price, adjusted for management’s estimates of a number of significant variable components including, but not limited to, estimates for chargebacks, rebates, sales incentives and allowances, distribution service agreements, and other fees for services, returns and allowances (collectively "sales deductions"). Reserves for sales deductions relate primarily to estimates of unsettled obligations for returns and allowances, rebates and chargebacks. As disclosed by management, the total sales deduction reserves balance is $409.0 million as of April 23, 2024, of which a portion related to certain sales deduction reserves. Management estimates the reserves for sales deductions based on factors such as direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, specific known market events and estimated future trends, current contractual and statutory requirements, industry data, estimated customer inventory levels, current contract sales terms with direct and indirect customers and other competitive factors.
The principal considerations for our determination that performing procedures relating to certain sales deduction reserves is a critical audit matter are (i) the significant judgment by management when developing the estimate of certain sales deduction reserves and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, estimated future trends, estimated customer inventory levels, and current contract sales terms with direct and indirect customers.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of certain controls relating to management’s estimate of certain sales deduction reserves. These procedures also included, among others (i) developing an independent estimate of certain sales deduction reserves by utilizing third-party information related to direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, estimated future trends, estimated customer inventory levels, and current contract sales terms with direct and indirect customers; (ii) comparing the independent estimate for certain sales deduction reserves to management’s estimates to evaluate the reasonableness of management’s estimates; (iii) testing the completeness and accuracy of the underlying data used in the estimate of certain sales deduction reserves; and (iv) testing, on a sample basis, actual payments made and amounts credited to both direct and indirect customers to evaluate whether the payments and credits were made in accordance with the contractual and mandated terms of the Company’s agreements, programs, and returns policies.

/s/	PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 13, 2025

We served as the Company’s auditor from 2014 to 2025.

ENDO, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	Successor	Predecessor
	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$387,247	$777,919
Restricted cash and cash equivalents	89,183	167,702
Accounts receivable, net	415,924	386,919
Inventories, net	527,736	246,017
Prepaid expenses and other current assets	53,288	82,163
Income taxes receivable	2,509	7,781
Total current assets	$1,475,887	$1,668,501
PROPERTY, PLANT AND EQUIPMENT, NET	548,818	476,240
OPERATING LEASE ASSETS	39,193	23,033
GOODWILL	—	1,352,011
OTHER INTANGIBLES, NET	1,815,861	1,477,883
DEFERRED INCOME TAXES	240,192	—
OTHER ASSETS	232,950	139,626
TOTAL ASSETS	$4,352,901	$5,137,294
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$475,485	$537,736
Current portion of legal settlement accrual	1,342	—
Current portion of operating lease liabilities	3,994	956
Current portion of long-term debt	15,000	—
Income taxes payable	19,172	102
Total current liabilities	$514,993	$538,794
DEFERRED INCOME TAXES	46,389	16,248
LONG-TERM DEBT, LESS CURRENT PORTION, NET	2,422,721	—
LONG-TERM LEGAL SETTLEMENT ACCRUAL, LESS CURRENT PORTION	6,088	—
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION	34,759	4,132
OTHER LIABILITIES	75,613	79,812
LIABILITIES SUBJECT TO COMPROMISE	—	11,095,868
COMMITMENTS AND CONTINGENCIES (NOTE 17)
SHAREHOLDERS’ EQUITY (DEFICIT):
Endo International plc Euro deferred shares, $0.01 par value; 4,000,000 shares authorized and issued at December 31, 2023	—	44
Endo International plc ordinary shares, $0.0001 par value; 1,000,000,000 shares authorized; 235,219,612 shares issued and outstanding at December 31, 2023	—	24
Endo, Inc. common stock, $0.001 par value; 1,000,000,000 shares authorized; 76,211,329 shares issued and outstanding at December 31, 2024	76	—
Endo, Inc. additional paid-in capital	1,986,133	—
Endo International plc additional paid-in capital	—	8,980,561
Accumulated deficit	(730,864)	(15,354,427)
Accumulated other comprehensive loss	(3,007)	(223,762)
Total shareholders’ equity (deficit)	$1,252,338	$(6,597,560)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$4,352,901	$5,137,294
See accompanying Notes to Consolidated Financial Statements.

ENDO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in thousands, except per share data)

	Successor	Predecessor
	2024	Period From January 1, 2024 through April 23, 2024	2023	2022
TOTAL REVENUES, NET	$1,178,166	$581,974	$2,011,518	$2,318,875
COSTS AND EXPENSES:
Cost of revenues	1,184,469	259,552	946,415	1,092,499
Selling, general and administrative	382,629	158,391	567,727	777,169
Research and development	70,715	32,022	115,462	128,033
Acquired in-process research and development	1,750	750	—	68,700
Litigation-related and other contingencies, net	203	200	1,611,090	478,722
Asset impairment charges	243,635	2,103	503	2,142,746
Acquisition-related and integration items, net	2,370	(196)	1,972	408
Interest expense (income), net	164,051	(2)	—	349,776
Reorganization items, net	—	(6,125,099)	1,169,961	202,978
Other (income) expense, net	(9,769)	5,262	(9,688)	(34,054)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(861,887)	$6,248,991	$(2,391,924)	$(2,888,102)
INCOME TAX (BENEFIT) EXPENSE	(131,023)	58,511	55,862	21,516
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(730,864)	$6,190,480	$(2,447,786)	$(2,909,618)
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 5)	—	182,838	(2,021)	(13,487)
NET (LOSS) INCOME	$(730,864)	$6,373,318	$(2,449,807)	$(2,923,105)
NET (LOSS) INCOME PER SHARE—BASIC:
Continuing operations	$(9.60)	$26.32	$(10.41)	$(12.39)
Discontinued operations	—	0.78	(0.01)	(0.06)
Basic	$(9.60)	$27.10	$(10.42)	$(12.45)
NET (LOSS) INCOME PER SHARE—DILUTED:
Continuing operations	$(9.60)	$26.32	$(10.41)	$(12.39)
Discontinued operations	—	0.78	(0.01)	(0.06)
Diluted	$(9.60)	$27.10	$(10.42)	$(12.45)
WEIGHTED AVERAGE SHARES:
Basic	76,156	235,220	235,219	234,840
Diluted	76,156	235,220	235,219	234,840
See accompanying Notes to Consolidated Financial Statements.

ENDO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)

	Successor	Predecessor
	2024	Period From January 1, 2024 through April 23, 2024	2023	2022
NET (LOSS) INCOME	$(730,864)	$6,373,318	$(2,449,807)	$(2,923,105)
OTHER COMPREHENSIVE (LOSS) INCOME:
Net unrealized (loss) gain on foreign currency	$(3,007)	$223,762	$3,179	$(10,496)
Total other comprehensive (loss) income	$(3,007)	$223,762	$3,179	$(10,496)
COMPREHENSIVE (LOSS) INCOME	$(733,871)	$6,597,080	$(2,446,628)	$(2,933,601)
See accompanying Notes to Consolidated Financial Statements.

ENDO, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(In thousands, except share data)

	Ordinary Shares / Common Stock		Euro Deferred Shares / Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ (Deficit) Equity
BALANCE, DECEMBER 31, 2021 (PREDECESSOR)	233,690,816	$23	4,000,000	$45	$8,953,906	$(9,981,515)	$(216,445)	$(1,243,986)
Net loss	—	—	—	—	—	(2,923,105)	—	(2,923,105)
Other comprehensive loss	—	—	—	—	—	—	(10,496)	(10,496)
Compensation related to share-based awards	—	—	—	—	17,314	—	—	17,314
Ordinary shares issued	1,517,223	1	—	—	(1)	—	—	—
Tax withholding for restricted shares	—	—	—	—	(1,898)	—	—	(1,898)
Other	—	—	—	(2)	1	—	—	(1)
BALANCE, DECEMBER 31, 2022 (PREDECESSOR)	235,208,039	$24	4,000,000	$43	$8,969,322	$(12,904,620)	$(226,941)	$(4,162,172)
Net loss	—	—	—	—	—	(2,449,807)	—	(2,449,807)
Other comprehensive income	—	—	—	—	—	—	3,179	3,179
Compensation related to share-based awards	—	—	—	—	11,240	—	—	11,240
Ordinary shares issued	11,573	—	—	—	—	—	—	—
Other	—	—	—	1	(1)	—	—	—
BALANCE, DECEMBER 31, 2023 (PREDECESSOR)	235,219,612	$24	4,000,000	$44	$8,980,561	$(15,354,427)	$(223,762)	$(6,597,560)
Net income	—	—	—	—	—	6,373,318	—	6,373,318
Other comprehensive income	—	—	—	—	—	—	223,762	223,762
Cancellation of Predecessor equity	(235,219,612)	(24)	(4,000,000)	(43)	(8,980,561)	8,980,628	—	—
Issuance of Successor common stock	76,155,520	76	—	—	1,981,480	—	—	1,981,556
Other	—	—	—	(1)	—	481	—	480
BALANCE, APRIL 23, 2024 (PREDECESSOR)	76,155,520	$76	—	$—	$1,981,480	$—	$—	$1,981,556

ENDO, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Preferred Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
BALANCE, DECEMBER 31, 2023 (SUCCESSOR)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Successor common stock	76,155,520	76	—	—	1,981,480	—	—	1,981,556
Net loss	—	—	—	—	—	(730,864)	—	(730,864)
Other comprehensive loss	—	—	—	—	—	—	(3,007)	(3,007)
Compensation related to share-based awards	—	—	—	—	3,286	—	—	3,286
Other	55,809	—	—	—	1,367	—	—	1,367
BALANCE, DECEMBER 31, 2024 (SUCCESSOR)	76,211,329	$76	—	$—	$1,986,133	$(730,864)	$(3,007)	$1,252,338
See accompanying Notes to Consolidated Financial Statements.

ENDO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Successor	Predecessor
	2024	Period From January 1, 2024 through April 23, 2024	2023	2022
OPERATING ACTIVITIES:
Net (loss) income	$(730,864)	$6,373,318	$(2,449,807)	$(2,923,105)
Adjustments to reconcile Net (loss) income to Net cash provided by (used in) operating activities:
Depreciation and amortization	219,758	92,556	306,448	391,629
Inventory step-up	612,871	—	—	—
Share-based compensation	3,286	—	11,240	17,314
Amortization of debt issuance costs and discount	5,623	—	—	9,406
Deferred income taxes	(232,783)	9,345	4,702	(7,303)
Change in fair value of contingent consideration	2,407	284	1,972	408
Acquired in-process research and development charges	1,750	750	—	68,700
Asset impairment charges	243,635	2,103	503	2,142,746
Non-cash impacts of the reorganization, inclusive of certain reorganization-related income tax expenses	—	(6,471,963)	905,868	89,197
Gain on sale of business and other assets	(6,630)	(115)	(10,392)	(26,183)
Other	6,569	1,577	(222)	2,776
Changes in assets and liabilities which (used) provided cash:
Accounts receivable	(17,022)	(19,173)	106,506	105,912
Inventories	(5,530)	(11,660)	22,195	(4,359)
Prepaid and other assets	29,733	4,565	38,006	80,350
Accounts payable, accrued expenses and other liabilities	(36,210)	(27,762)	1,500,094	321,055
Income taxes payable/receivable, net	16,826	3,687	(2,015)	650
Liabilities subject to compromise, excluding financing activities	—	(702,153)	—	—
Net cash provided by (used in) operating activities	$113,419	$(744,641)	$435,098	$269,193
INVESTING ACTIVITIES:
Capital expenditures, excluding capitalized interest	(36,993)	(19,751)	(94,325)	(99,722)
Capitalized interest payments	—	—	—	(3,140)
Proceeds from the U.S. Government Agreement	12,195	7,728	39,397	18,635
Acquisitions, including in-process research and development, net of cash and restricted cash acquired	(1,750)	(750)	—	(90,320)
Proceeds from sale of business and other assets	5,674	2,188	5,134	41,400
Net cash used in investing activities	$(20,874)	$(10,585)	$(49,794)	$(133,147)

ENDO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Successor	Predecessor
	2024	Period From January 1, 2024 through April 23, 2024	2023	2022
FINANCING ACTIVITIES:
Proceeds from issuance of notes	—	1,000,000	—	—
Proceeds from issuance of term loans	—	1,500,000	—	—
Payments for settlement of first lien claims	—	(2,591,609)	—	—
Repayments of term loans	(3,750)	—	—	(180,342)
Proceeds from draw of revolving debt	—	—	—	(10,000)
Adequate protection payments	—	(192,341)	(592,759)	—
Repayments of other indebtedness	(4,761)	(2,381)	(6,733)	(313,109)
Payments for debt issuance and extinguishment costs	—	(58,485)	—	(6,062)
Payments for contingent consideration	(4,409)	(2,134)	(5,136)	—
Proceeds from issuance of common stock	—	500,321	—	(2,462)
Payments for backstop commitment premium	—	(25,540)	—	—
Payments for equity issuance	—	(4,223)	—	—
Proceeds from exercise of options	—	—	—	(1,898)
Net cash (used in) provided by financing activities	$(12,920)	$123,608	$(604,628)	$(513,873)
Effect of foreign exchange rate	(200)	(1,998)	704	(4,242)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	$79,425	$(633,616)	$(218,620)	$(382,069)
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	397,005	1,030,621	1,249,241	1,631,310
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$476,430	$397,005	$1,030,621	$1,249,241
SUPPLEMENTAL INFORMATION:
Cash paid for interest, excluding capitalized interest and adequate protection payments	$141,875	$—	$—	$289,664
Cash paid for income taxes, gross	$84,915	$2,406	$10,465	$14,101
Cash refunds from income taxes, gross	$—	$—	$1,776	$3,092
See accompanying Notes to Consolidated Financial Statements.

ENDO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS
Background and Basis of Presentation
Unless otherwise indicated or required by the context, references throughout to “Endo,” the “Company,” the "Successor," “we,” “our” or “us” refer to Endo, Inc. and its subsidiaries, as successor entity for accounting and financial reporting purposes following the consummation of the Plan on the Effective Date. References to Endo International plc and its direct and indirect subsidiaries on a consolidated basis, refer to the predecessor entity to Endo, Inc. for accounting and financial reporting purposes prior to and including the consummation of the Plan on the Effective Date. The accompanying Consolidated Financial Statements of Endo, Inc. and its subsidiaries, as well as Endo International plc and its subsidiaries, have been prepared in accordance with U.S. GAAP.
Historically, our business has been operated by Endo International plc, together with its subsidiaries. On August 16, 2022 (the Petition Date), Endo International plc, together with certain of its direct and indirect subsidiaries (the Debtors), filed voluntary petitions for relief under the Bankruptcy Code. The Debtors received approval from the U.S. Bankruptcy Court for the Southern District of New York (the Bankruptcy Court) to jointly administer their chapter 11 cases (the Chapter 11 Cases) for administrative purposes only pursuant to Rule 1015(b) of the Federal Rules of Bankruptcy Procedure under the caption In re Endo International plc, et al. On December 19, 2023, the Debtors filed a proposed chapter 11 plan of reorganization (as amended, including on January 5, 2024, January 9, 2024 and March 18, 2024, and including any exhibits and supplements filed with respect thereto, the Plan or Plan of Reorganization) and related disclosure statement with the Bankruptcy Court. The Bankruptcy Court confirmed the Plan on March 19, 2024, and the Debtors satisfied all conditions required for the Plan effectiveness (the Effective Date) on April 23, 2024. Pursuant to the Plan and the PSA, Endo, Inc. acquired from the Debtors substantially all of the assets, as well as certain equity interests of the Debtors and non-debtor affiliates and assumed certain liabilities of Endo International plc. Endo International plc will be dissolved in connection with the consummation of the Plan. Refer to Note 2. Effectiveness of the Plan of Reorganization for additional information about the effects of the Plan.
Endo, Inc. was incorporated as a Delaware corporation on December 5, 2023 for the express purpose of completing the transactions contemplated in the Plan and PSA, which was entered into among Endo, Inc., certain other applicable purchaser entities, certain Debtors and certain non-debtor affiliates. From its formation on December 5, 2023 through the Effective Date, Endo, Inc. had no operations or business transactions or activities other than those taken in furtherance of the transactions contemplated by the Plan including in connection with the incurrence of the Exit Financing Debt (as defined below) and those incidental to the preparation of its registration statement. Accordingly, all incidental charges have been capitalized in Endo, Inc.’s Consolidated Balance Sheet as incurred, primarily concentrated in the lead up to, or on, the Effective Date and, where applicable, reflected as Reorganization Adjustments (as defined below) in the application of fresh start accounting. Immediately prior to the consummation of the Plan, Endo, Inc. had approximately $8 million of assets and liabilities in connection with Exit Financing Debt activities. Endo, Inc. had no other assets, liabilities or operating costs prior to the consummation of the Plan.
In accordance with ASC 852, Endo, Inc. has become the Successor reporting entity. As the application of fresh start accounting resulted in a new basis of accounting, our financial statements and notes for the Successor are not comparable to the historical financial statements and notes of Endo International plc.
NOTE 2. EFFECTIVENESS OF THE PLAN OF REORGANIZATION
Beginning on the Petition Date, the Debtors filed voluntary petitions for relief under the Bankruptcy Code. Certain additional then-newly formed Debtors filed petitions for relief under the Bankruptcy Code on May 25, 2023 and May 31, 2023. Certain entities consolidated by Endo International plc and included in these Consolidated Financial Statements were not party to the Chapter 11 Cases. These entities are collectively referred to herein as the Non-Debtor Affiliates. On and after the Petition Date, the Debtors operated their businesses and managed their properties as debtors-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code.

On the Petition Date, the Debtors entered into a Restructuring Support Agreement (as amended, the RSA) with an ad hoc group of certain creditors holding in excess of 50% of the aggregate outstanding principal amount of Endo International plc’s first lien secured indebtedness (the Ad Hoc First Lien Group). Following extensive negotiations with their key stakeholders, including in connection with a mediation process authorized by the Bankruptcy Court, the Debtors filed the Plan. The Plan incorporates settlements reached with, among others, the two official committees that were appointed in the Chapter 11 Cases, the future claimants’ representative, the ad hoc groups of first lien claimants and unsecured note holders, all forty-five states who had not previously settled with the Debtors and several U.S. territories, representatives of thirteen Canadian provinces and territories and an ad hoc group of public school districts. These settlements are discussed in more detail in the annual financial statements of Endo International plc within the Company’s Prospectus, in connection with the Company’s Registration Statement and Note 17. Commitments and Contingencies. In addition to the other settlements reached with various stakeholders during the Chapter 11 Cases, the Plan also incorporates the U.S. Government Economic Settlement (as defined below) and sets forth a post-reorganization governance structure and includes releases for the Debtors and certain other parties.
The resolution reached with the Ad Hoc First Lien Group and the DOJ with respect to claims filed in the Chapter 11 Cases by the United States of America, acting through the United States Attorney’s Office for the Southern District of New York, for and on behalf of: (i) the United States Department of Justice Civil Division’s Consumer Protection Branch; (ii) the United States Attorney’s Office for the Southern District of Florida (S.D. Florida); (iii) the United States Department of Justice Civil Division’s Fraud Section, acting on behalf of the Office of Inspector General of the Department of Health and Human Services, the Defense Health Agency, as administrator of the TRICARE program, the Office of Personnel Management, as administrator of the Federal Employees Health Benefits program, and the Department of Veteran Affairs (VA); (iv) the IRS; (v) HHS, CMS and Indian Health Service; and (vi) the VA (collectively, the U.S. Government), including criminal, civil and tax-related claims provided for payment by Endo International plc of $364.9 million over 10 years, or $200 million if the obligation is paid in full on the Effective Date of the Plan, plus contingent consideration of $25 million in each of 2024 through 2028 (up to $100 million in aggregate) if our Earnings Before Interest, Taxes Depreciation and Amortization (EBITDA) sufficiently exceeds defined baselines (U.S. Government Economic Settlement). Refer below for further discussion of the payments made on the Effective Date.
Under the Plan, the Debtors’ first lien creditors received 96.3% of equity in Endo, Inc. (subject to dilution) and an opportunity to participate in a $340 million rights offering (First Lien Rights Offering). The second lien creditors and unsecured noteholders received the remaining 3.7% of the equity (also subject to dilution) and the amount of Escrowed Equity as determined by the “Net Debt Equity Split Adjustment” as set forth in the Plan. Second lien creditors and unsecured noteholders also received $23.3 million in cash, certain proceeds of litigation claims and insurance rights, and the opportunity to participate in a $160 million rights offering (GUC Rights Offering) which was subscribed in July 2023. Holders of allowed other general unsecured claims received approximately $2 million in cash and a small percentage of the proceeds of trust litigation claims and insurance rights, subject to certain qualifications. Opioid claimants received distributions from certain trusts and sub-trusts as detailed further below.
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
•Endo, Inc. issued approximately 0.2 million of Unrestricted Shares deposited in escrow with a third-party escrow agent (Escrowed Equity) with such Escrowed Equity to be distributed to holders of second lien deficiency claims and unsecured notes claims in accordance with the “Net Debt Equity Split Adjustment” defined under the Plan, which is excluded for purposes of calculating basic net income (loss) per share in the Consolidated Statements of Operations for the Successor year ended December 31, 2024;
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
•The Debtors established and funded various trusts and sub-trusts for the benefit of specified claimants in exchange for the resolution of specified claims against the Debtors, as further described in the Plan and in the applicable settlement and trust agreements and Note 17. Commitments and Contingencies. Where a settlement or trust agreement provided for an option to prepay the settlement consideration at a discounted amount on the Effective Date, such trusts were fully funded on the Effective Date in an aggregate amount equal to approximately $445.5 million;
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

Remaining Debtors. Prior to the Effective Date, in accordance with the Plan, Endo, Inc. designated assets and liabilities as “excluded assets” and “excluded liabilities,” respectively. Such excluded assets and excluded liabilities remained in the possession of the entities that were not purchased by or transferred to Endo, Inc. (Remaining Debtors). Refer to Note 3. Fresh Start Accounting for additional information about the assets and liabilities that were excluded from the purchase and therefore remained in possession of the Remaining Debtors. The Plan with respect to the Remaining Debtors following the Effective Date is being implemented by a plan administrator pursuant to a plan administrator agreement. On the Effective Date, an initial $39 million was funded by the Debtors, of which $38 million was funded pursuant to the plan administrator agreement. This amount has been, and may be adjusted as agreed to between the plan administrator and Endo, Inc. Any amounts required beyond the initial amount will be funded by Endo, Inc. and any residual amounts that may remain shall be subject to a reversionary interest to Endo, Inc. While it is reasonably possible that the Company will become obligated to fund additional amounts, as of December 31, 2024, the Company has no accrual for loss contingencies related to the wind down of the Remaining Debtors.
2024 Stock Incentive Plan. As contemplated by the Plan, after the Effective Date, Endo, Inc. adopted a long-term incentive plan and authorized and reserved 3.6 million shares for issuance pursuant to equity incentive awards to be granted under such plan. Refer to Note 20. Share-based Compensation for additional information about the 2024 Stock Incentive Plan (the Stock Incentive Plan).
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
Reorganization Items, Net
In accordance with ASC 852, certain expenses, gains and losses resulting from and recognized during the Debtors’ bankruptcy proceedings were recorded in Reorganization items, net in the Predecessor Consolidated Statements of Operations. The following table sets forth information about the amounts presented as Reorganization items, net in the Predecessor Consolidated Statements of Operations (in thousands):

	Predecessor
	Period From January 1, 2024 through April 23, 2024	2023	2022
Professional fees	$68,163	$264,093	$113,781
Debt valuation adjustments (1)	192,342	905,868	89,197
Reorganization Adjustments	(5,996,096)	—	—
Fresh Start Adjustments	(389,508)	—	—
Total	$(6,125,099)	$1,169,961	$202,978
__________
(1)For the period January 1, 2024 through April 23, 2024, adequate protection payments were $192.3 million and recognized as a reduction to the carrying amount of the respective Predecessor First Lien Debt Instruments. Concurrently, as a result of adjusting to the estimated allowed claim amount for the corresponding debt instruments, a charge was recognized within Reorganization items, net. For the year ended December 31, 2023, adequate protection payments were $592.8 million. In December 2023, the Plan and related disclosure statement were filed with the Bankruptcy Court, which included for the first time, among other things, the estimated allowed claims with respect to outstanding debt obligations. As a result, the unsecured and potentially undersecured debt obligations as of December 31, 2023 were adjusted to equal the expected amount of the allowed claim as detailed in the Plan, resulting in an adjustment of approximately $905.9 million to Liabilities subject to compromise and a corresponding expense recognized within Reorganization items, net in the Consolidated Statements of Operations.
During the period January 1, 2024 through April 23, 2024 and in 2023 and 2022, the Predecessor operating cash flows included net cash outflows of $848.2 million, $261.3 million and $53.7 million, respectively, related to certain amounts classified as Reorganization items, net. During the period January 1, 2024 through April 23, 2024, operating cash outflows primarily related to, among other things, settlement payments under the Plan to the various trust beneficiaries and U.S. Government, plan administrator funding, described in more detail above, as well as payments for professional fees made prior to or on the Effective Date. Also funded, but not reflected in the $848.2 million net cash outflow described above, were payments of $80.5 million placed into escrow prior to or on the Effective Date and reflected as Restricted cash and cash equivalents in the Successor Consolidated Balance Sheet until disbursed to third party vendors or returned to the Company. Following the Effective Date, the Successor operating cashflows included net cash outflows of approximately $79.1 million related to certain amounts classified as Reorganization items, net in the Predecessor Consolidated Statements of Operations. At December 31, 2024, there are no remaining funds in escrow included in Restricted cash and cash equivalents. Refer to Note 3. Fresh Start Accounting for additional information about cash payments made pursuant to the Plan. During the years ended December 31, 2023 and 2022, operating cash outflows primarily consisted of payments for professional fees.

Refer also to Note 16. Debt for information about the non-cash debt valuation adjustments reflected in Reorganization items, net, as well as how the bankruptcy proceedings and certain related developments have affected our debt service payments and how such payments are being reflected in the Consolidated Financial Statements.
Liabilities Subject to Compromise
Since the Petition Date, Endo International plc operated as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. In accordance with ASC 852, on the Predecessor Consolidated Balance Sheets prior to the Effective Date, the caption “Liabilities subject to compromise” reflects the expected allowed amount of the prepetition claims that were not fully secured and that have at least a possibility of not being repaid at the full claim amount. Endo International plc considered the chapter 11 motions approved by the Bankruptcy Court with respect to the amount and classification of its prepetition liabilities, as applicable. Endo International plc evaluated and adjusted the amount of classification of its prepetition liabilities through the Effective Date, as applicable.
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
Intangible Assets
The fair value of marketed products, licenses and in-process research and development (IPR&D) intangible assets were determined using the income approach. The discounted cash flow models reflect our estimates of future cash flows and other factors including estimates of: (i) future operating performance, including future sales, long-term growth rates, gross margins, operating expenses, discount rates and the probability of achieving the estimated cash flows, and (ii) future economic conditions. The cash flows were discounted commensurate with the level of risk associated with each asset or its projected cash flows. The valuation used discount rates ranging from approximately 12.3% to 30.8%, depending on the asset. The IPR&D discount rates and underlying cash flows reflect the uncertainties relevant to development projects, including consideration of probability of technical and regulatory success based on the current stages of development, inherent uncertainty in the FDA approval process and risks associated with commercialization of a new product.

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
COMMITMENTS AND CONTINGENCIES (NOTE 17)
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
(5)    Reflects the change in deferred tax assets and liabilities and elimination of a tax receivable as a result of implementation of the Plan. Refer to Note 22. Income Taxes for additional information about the deferred tax assets and liabilities of the Successor. Certain tax obligations were generated pursuant to the Plan and treated as an excluded liability, as further explained in the Plan and purchase and sale agreement. These liabilities will be settled by the plan administrator with wind-down funding provided pursuant to the Plan.

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
__________
(a)    $184.6 million represents the reorganization items expense classified as discontinued operations related to the Company’s Astora business. Refer to Note 5. Discontinued Operations and Asset Sales for additional information.
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
_________
(a)    $0.9 million represents the reorganization items expense as a result of the elimination of Predecessor other comprehensive loss classified as discontinued operations related to the Company’s Astora business. Refer to Note 5. Discontinued Operations and Asset Sales for additional information.

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
Consolidation and Basis of Presentation. The Consolidated Financial Statements include the accounts of subsidiaries and affiliates over which control is maintained after the elimination of intercompany accounts and transactions.
Reclassifications. Certain prior period amounts have been reclassified to conform to the current period presentation for comparability purposes. The reclassification adjustments primarily relate to, among others: (i) while maintaining the same segment profitability measure as the Predecessor, the Company has updated the categories presented to reconcile to segment adjusted income from continuing operations in Note 7. Segment Results and aligned the 2023 and 2022 categories for comparability; and (ii) while maintaining the same historical balances of the Predecessor, the Company has updated the previously disclosed categories of intangible assets to align with Endo, Inc.’s naming convention in Note 3. Fresh Start Accounting and Note 12. Goodwill and Other Intangibles.
Bankruptcy Accounting. Refer to Note 2. Effectiveness of the Plan of Reorganization for a discussion of accounting considerations during the Debtor’s bankruptcy proceedings.
Fresh Start Accounting. Refer to Note 3. Fresh Start Accounting for a discussion of accounting considerations related to the adoption of Fresh Start Accounting.
Use of Estimates. The preparation of our Consolidated Financial Statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts and disclosures in our Consolidated Financial Statements, including the Notes thereto, and elsewhere in this report. For example, we are required, or were required in the predecessor period, to make significant estimates and assumptions related to revenue recognition, including sales deductions, long-lived assets, goodwill, intangible assets, income taxes, contingencies, financial instruments, share-based compensation, estimated allowed claim amounts, liabilities subject to compromise and reorganization items, net, among others. Some of these estimates can be subjective and complex. Uncertainties related to the magnitude and duration of potential public health crises, like the COVID-19 pandemic, and epidemics, the extent to which it may impact our estimated future financial results, worldwide macroeconomic conditions including interest rates, employment rates, consumer spending and health insurance coverage, among others, have increased the complexity of developing these estimates, including the allowance for expected credit losses and the carrying amounts of long-lived assets and intangible assets. Additionally, we may sell or otherwise dispose of or liquidate assets or settle liabilities for amounts other than those reflected in the accompanying Consolidated Financial Statements. The possibility or occurrence of any such actions could materially impact the amounts and classifications of such assets and liabilities reported in our Consolidated Balance Sheets. Although we believe that our estimates and assumptions are reasonable, there may be other reasonable estimates or assumptions that differ significantly from ours. Further, our estimates and assumptions are based upon information available at the time they were made. Actual results may differ significantly from our estimates, including as a result of the uncertainties described in this report, those described in our other reports filed with the SEC or other uncertainties.
We regularly evaluate our estimates and assumptions using historical experience and other factors, including the economic environment. As future events and their effects cannot be determined with precision, our estimates and assumptions may prove to be incomplete or inaccurate, or unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions. Market conditions, such as illiquid credit markets, volatile equity markets, dramatic fluctuations in foreign currency rates and economic downturns, can increase the uncertainty already inherent in our estimates and assumptions. We also are subject to other risks and uncertainties that may cause actual results to differ from estimated amounts, such as changes in the healthcare environment, competition, litigation, legislation and regulations. We adjust our estimates and assumptions when facts and circumstances indicate the need for change. Those changes generally will be reflected in our Consolidated Financial Statements on a prospective basis.

Customer, Product and Supplier Concentration. We primarily sell our products to wholesalers, retail drug store chains, supermarket chains, mass merchandisers, distributors, mail order accounts, hospitals and/or government agencies. Our wholesalers and/or distributors purchase products from us and, in turn, supply products to retail drug store chains, independent pharmacies, hospitals, long-term care facilities, clinics, home infusion pharmacies, government facilities and MCOs. Net revenues from direct customers that accounted for 10% or more of our total consolidated net revenues are as follows:

	Successor	Predecessor
	2024	Period From January 1, 2024 through April 23, 2024	2023	2022
Cencora, Inc. (1)	31%	30%	29%	35%
McKesson Corporation	25%	26%	25%	26%
Cardinal Health, Inc.	14%	16%	17%	20%
CVS Health Corporation (1)	17%	16%	16%	4%
__________
(1)During the second quarter of 2022, CVS Health Corporation finalized the acquisition of US Bioservices from Cencora, Inc. (known as AmerisourceBergen Corporation at the time).
Net revenues from these customers are generally included within each of our segments.
XIAFLEX® accounted for 31%, 26%, 24% and 19% of net revenues for the Successor year ended December 31, 2024, the Predecessor period January 1, 2024 through April 23, 2024, the year ended December 31, 2023 (Predecessor) and the year ended December 31, 2022 (Predecessor), respectively. Varenicline tablets accounted for 13% of net revenues for the year ended December 31, 2022 (Predecessor). VASOSTRICT® accounted for 11% of net revenues for the year ended December 31, 2022 (Predecessor). No other products accounted for 10% or more of net revenues during any of the years/periods presented in this report.
We have agreements with certain third parties for the manufacture, supply and processing of certain of our existing pharmaceutical products. See Note 17. Commitments and Contingencies for information on any material manufacturing, supply and other service agreements.
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
Our revenue consists almost entirely of sales of our products to customers, whereby we ship products to a customer pursuant to a purchase order. For contracts such as these, revenue is recognized when our contractual performance obligations have been fulfilled and control has been transferred to the customer pursuant to the contract’s terms, which is generally upon delivery to the customer. The amount of revenue we recognize is equal to the fixed amount of the transaction price, adjusted for our estimates of a number of significant variable components including, but not limited to, estimates for chargebacks, rebates, sales incentives and allowances, DSAs and other fees for services, returns and allowances (collectively "sales deductions").
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
At December 31, 2024 and December 31, 2023, reserves for sales deductions totaled $417.9 million and $434.0 million, respectively. Reserves for sales deductions relate primarily to estimates of unsettled obligations for returns and allowances, rebates and chargebacks. The most significant sales deduction reserves relate to returns, wholesaler chargebacks and rebates for the Sterile Injectables and Generic Pharmaceuticals segments. These estimates are based on factors such as our direct and indirect customers’ buying patterns and the estimated resulting contractual deduction rates, historical experience, specific known market events and estimated future trends, current contractual and statutory requirements, industry data, estimated customer inventory levels, current contract sales terms with our direct and indirect customers and other competitive factors. Significant judgment and estimation is required in developing the foregoing and other relevant assumptions. The most significant sales deductions are further described below.

Returns and Allowances—Consistent with industry practice, we maintain a return policy that generally allows customers to receive credit for expired products six months prior to expiration and between six months and one year after expiration.
Rebates—Our provision for rebates, sales incentives and other allowances can generally be categorized into the following four types:
•direct rebates;
•indirect rebates;
•governmental rebates, including those for Medicaid, Medicare Part B and Part D, and TRICARE, among others; and
•managed-care rebates.
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
We are subject to rebates on sales made under governmental and managed-care pricing programs based on relevant statutes with respect to governmental pricing programs and contractual sales terms with respect to managed-care providers and GPOs. For example, for qualifying sales made through December 31, 2024 we were required to provide a discount on certain of our products to patients who fell within the Medicare Part D coverage gap, also referred to as the donut hole. The Medicare Part D coverage gap program sunset on December 31, 2024 and was replaced by the Manufacturer Discount Program, effective January 1, 2025, which extends discounts beyond the coverage gap. Under the Manufacturer Discount Program, coverage begins after a covered individual meets their Medicare Part D deductible, and imposes a $2,000 annual cap on covered drugs.
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
Contract assets and liabilities related to rights and obligations arising from a single contract, or a series of contracts combined and accounted for as a single contract, are generally presented on a net basis. Contract assets and liabilities are further described in Note 14. Contract Assets and Liabilities.
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
R&D. Expenditures for R&D are expensed as incurred and included as Research and development in the Consolidated Statements of Operations. Such expenses include, among other things, the costs of discovery research, preclinical development, early- and late-clinical development and drug formulation, clinical trials, materials and medical support of marketed products. R&D spending also includes enterprise-wide costs which support our overall R&D infrastructure. Property, plant and equipment that are acquired or constructed for R&D activities and that have alternate future uses are capitalized and depreciated over their estimated useful lives on a straight-line basis. The accounting for costs associated with acquiring in-process research and development assets, including contractual upfront and milestone payments to third parties, is further discussed below.
Cash and Cash Equivalents. Highly liquid investments with original maturities of three months or less when purchased are considered to be cash equivalents. At December 31, 2024 and December 31 2023, cash equivalents were deposited in financial institutions and consisted almost entirely of immediately available fund balances. The Company maintains its cash deposits and cash equivalents with financial institutions it believes to be well-known and stable.
Restricted Cash and Cash Equivalents. Cash and cash equivalents that are legally restricted as to withdrawal or use are excluded from Cash and cash equivalents and reported separately as Restricted cash and cash equivalents in the Consolidated Balance Sheets. For additional information see Note 8. Fair Value Measurements.
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
With respect to our accounts receivable, we have no history of significant losses. Approximately 83% and 81% of our gross trade accounts receivable balances represent amounts due from three customers (Cardinal Health, Inc., McKesson Corporation and Cencora, Inc.) at December 31, 2024 and December 31, 2023, respectively. We perform ongoing credit evaluations of these and our other customers based on information available to us. We consider these and other factors, including changes in the composition and aging of our accounts receivable, in developing our allowance for expected credit losses. The estimated allowance was not material to the Consolidated Financial Statements at December 31, 2024 or December 31, 2023, nor were the changes to the allowance during any of the periods presented.
We do not currently expect our current or future exposures to credit losses to have a significant impact on us. However, our customers’ ability to pay us on a timely basis, or at all, could be affected by factors specific to their respective businesses and/or by economic conditions, the extent of which cannot be fully predicted.
Inventories. Inventories consist of raw materials, work-in-process and finished goods. Inventory that is in excess of the amount expected to be sold within one year is classified as long-term inventory and is recorded in Other assets in the Consolidated Balance Sheets. The Company capitalizes inventory costs associated with certain products prior to regulatory approval and product launch when it is reasonably certain, based on management’s judgment of future commercial use and net realizable value, that the pre-launch inventories will be saleable. The determination to capitalize is made on a product-by-product basis. The Company could be required to write down previously capitalized costs related to pre-launch inventories upon a change in such judgment, a denial or delay of approval by regulatory bodies, a delay in commercialization or other potential factors. Our inventories are stated at the lower of cost or net realizable value.
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
Property, Plant and Equipment. Property, plant and equipment is generally stated at cost less accumulated depreciation. Major improvements are capitalized, while routine maintenance and repairs are expensed as incurred. Costs incurred during the construction or development of property, plant and equipment are capitalized as assets under construction. Once an asset has been placed into service, depreciation expense is taken on a straight-line basis over the estimated useful life of the related assets or, in the case of leasehold improvements and finance lease assets, over the shorter of the estimated useful life and the lease term. As of December 31, 2024, the useful lives of our property, plant and equipment range from 1 year to up to 30 years for buildings, 10 years for machinery and equipment, 5 years for computer equipment and software and 10 years for furniture and fixtures. As of December 31, 2023, the useful lives of Endo International plc property, plant and equipment ranged from 1 year to up to 30 years for buildings, 15 years for machinery and equipment, 10 years for computer equipment and software and 10 years for furniture and fixtures. Depreciation expense is not recorded on assets held for sale. Gains and losses on disposals are included in Other expense (income), net in the Consolidated Statements of Operations. As further described below under the heading “Long-Lived Asset Impairment Testing,” our property plant and equipment assets are also subject to impairment reviews.
Computer Software. The Company capitalizes certain costs incurred in connection with obtaining or developing internal-use software, including external direct costs of material and services, and payroll costs for employees directly involved with the software development. Capitalized software costs are included in Property, plant and equipment, net in the Consolidated Balance Sheets and depreciated beginning when the software project is substantially complete and the asset is ready for its intended use. Costs incurred during the preliminary project stage and post-implementation stage, as well as maintenance and training costs, are expensed as incurred.
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
Over the lease term, the Company generally increases its lease liabilities using the effective interest method and decreases its lease liabilities for lease payments made. For finance leases, amortization expense and interest expense are recognized separately in the Consolidated Statements of Operations, with amortization expense generally recorded on a straight-line basis over the lease term and interest expense recorded using the effective interest method. For operating leases, a single lease cost is generally recognized in the Consolidated Statements of Operations on a straight-line basis over the lease term unless an impairment has been recorded with respect to a leased asset. Lease costs for short-term leases not recognized in the Consolidated Balance Sheets are recognized in the Consolidated Statements of Operations on a straight-line basis over the lease term. Variable lease costs not initially included in the lease liability and right-of-use asset impairment charges are expensed as incurred. Right-of-use assets are assessed for impairment, similar to other long-lived assets.
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
To the extent an intangible asset is deemed to have a finite life and to be held and used, it is amortized over its estimated useful life using either the straight-line method or, in the case of certain assets in certain situations, an accelerated amortization model if such model better reflects the consumption of benefits of the asset. The values of these various assets are subject to continuing scientific, medical and marketplace uncertainty. Factors giving rise to our initial estimate of useful lives are subject to change. Significant changes to any of these factors may result in adjustments to the useful life of the asset and an acceleration of related amortization expense, which could cause our Net (loss) income and Net (loss) income per share to (increase) decrease. Amortization expense is not recorded on assets held for sale.
As further described under the heading “Long-Lived Asset Impairment Testing,” our finite-lived intangible assets are also subject to impairment reviews.
Marketed Products. Intellectual property that generates operating profit through sales of products to customers is presented herein as marketed product intangible assets. We determine amortization periods and methods of amortization for marketed product assets based on our assessment of various factors impacting estimated useful lives and the timing and extent of estimated cash flows of the acquired assets, including the strength of the intellectual property protection of the product (if applicable), contractual terms and various other competitive and regulatory issues. Refer to Note 12. Goodwill and Other Intangibles, for additional information about the range of useful lives of certain marketed product assets.
Licenses. Contracts with other parties that generate operating profit, other than through sales of products to customers, are presented herein as licensed intangible assets. We determine amortization periods for licenses based on our assessment of various factors including the strength of the intellectual property protection of the product (if applicable), contractual terms and various other competitive, developmental and regulatory issues. Refer to Note 12. Goodwill and Other Intangibles, for additional information about the range of useful lives of certain licensed assets.
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
Acquired in-Process Research and Development Assets. Costs incurred to acquire in-process research and development in an asset acquisition are expensed in the period incurred, which may be at the time of acquisition or when applicable future milestone payments prior to regulatory approval are made. In-process research and development assets acquired in a business combination are generally recognized as indefinite-lived intangible assets at fair value. Indefinite-lived intangible assets are not subject to amortization. Instead, they are tested for impairment annually, as of October 1, and when events or changes in circumstances indicate that the asset might be impaired. If the fair value of the intangible assets is less than its carrying amount, an impairment loss is recognized for the difference. Assets that receive regulatory approval are reclassified and accounted for as finite-lived intangible assets.
Refer to the section captioned “Intangible Assets” in Note 3. Fresh Start Accounting for additional information about the methodology for recognizing the acquired in-process research and development assets pursuant to the Plan.
Contingencies. The Company could be subject to various loss contingencies, including those arising from litigation claims, contractual disputes, government investigations or other matters arising in the ordinary course of business. Liabilities for loss contingencies are recorded in the Consolidated Statements of Operations when the Company determines that a loss is both probable and reasonably estimable. Legal fees and other expenses related to litigation are expensed as incurred and are generally included in Selling, general and administrative expenses in the Consolidated Statements of Operations, as applicable.
Due to the fact that loss contingencies are inherently unpredictable, our determination of the probability of loss and the estimated amount of any such loss involve significant judgment.
The Company recognizes loss recoveries and records related receivables only when the realization of the potential claim for recovery is considered probable.
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
Advertising Costs. Advertising costs are expensed as incurred and included in Selling, general and administrative expenses in the Consolidated Statements of Operations. Advertising costs amounted to $73.1 million, $28.9 million, $98.2 million and $130.4 million for the Successor year ended December 31, 2024, the Predecessor period January 1, 2024 through April 23, 2024, the year ended December 31, 2023 (Predecessor) and the year ended December 31, 2022 (Predecessor), respectively.
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

Share-Based Compensation. From time to time, the Company grants share-based compensation awards to certain employees and non-employee directors. Generally, the grant-date fair value of each award is recognized as expense over the requisite service period. Share-based compensation expense is not reduced for estimated future forfeitures. Expense is trued up in future periods for actual forfeitures. New shares of common stock are generally issued upon the vesting of stock awards held by employees and non-employee directors. Refer to Note 20. Share-based Compensation for additional discussion.
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
Assets and liabilities are first remeasured from local currency to functional currency, generally using end-of-period exchange rates. Foreign currency income and expenses are generally remeasured using average exchange rates in effect during the year. In the case of nonmonetary assets and liabilities such as inventories, prepaid expenses, property, plant and equipment, goodwill and other intangible assets, and related income statement amounts, such as depreciation expense, historical exchange rates are used for remeasurement. The net effect of remeasurement is included in Other expense (income), net in the Consolidated Statements of Operations.
As part of the Company’s consolidation process, assets and liabilities of entities with functional currencies other than the U.S. dollar are translated into U.S. dollars at end-of-period exchange rates. Income and expenses are translated using average exchange rates in effect during the year. The net effect of translation, as well as any foreign currency gains or losses on intercompany transactions considered to be of a long-term investment nature, are recognized as foreign currency translation, a component of Other comprehensive (loss) income. Upon the sale or liquidation of an investment in a foreign operation, the Company records a reclassification adjustment out of Accumulated other comprehensive loss for the corresponding accumulated amount of foreign currency translation gain or loss.
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
The Company records UTPs on the basis of a two-step process whereby the Company first determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and then measures those tax positions that meet the more-likely-than-not recognition threshold. The Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the tax authority. The Company generally recognizes changes in UTPs, interest and penalties in the Income tax (benefit) expense line in the Consolidated Statements of Operations.
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

Under this model, reimbursements we receive from the U.S. government for qualifying capital expenditures meet the definition of grants related to assets as the primary purpose for the reimbursements is to fund the purchase and construction of capital assets to increase production capacity. Under IAS 20, government grants related to assets are presented in the Consolidated Balance Sheets either by presenting the grant as deferred income or by deducting the grant in arriving at the carrying amount of the asset. Either of these two methods of presentation of grants related to assets in the Consolidated Balance Sheets are regarded as acceptable alternatives under IAS 20. Reimbursements received prior to the asset being placed into service are recognized as deferred income in the Consolidated Balance Sheets as either Accounts payable and accrued expenses (for any current portion) or Other liabilities (for any noncurrent portion) when there is reasonable assurance the conditions of the grant will be met and the grant will be received. When the constructed capital assets are placed into service we deduct the grant reimbursement from Property, plant and equipment and the grant income is recognized over the useful life of the asset as a reduction to depreciation expense.
Refer to Note 15. Commitments and Contingencies for additional discussion of this agreement.
Share Repurchases (Predecessor only). Endo International plc accounted for the repurchase of ordinary shares, if any, at par value. Under applicable Irish law, ordinary shares repurchased are retired and not displayed separately as treasury stock. Upon retirement of the ordinary shares, Endo International plc recorded the difference between the weighted average cost of such ordinary shares and the par value of the ordinary shares as an adjustment to Accumulated deficit in the Consolidated Balance Sheets.
Goodwill (Predecessor only). While amortization expense is not recorded on goodwill, goodwill is subject to impairment reviews. An impairment assessment was conducted as of October 1, or more frequently whenever events or changes in circumstances indicated that the asset might be impaired.
Endo International plc performed the goodwill impairment test by estimating the fair value of the reporting units using an income approach that utilizes a discounted cash flow model or, where appropriate, a market approach. Any goodwill impairment charge recognized for a reporting unit is equal to the lesser of: (i) the total goodwill allocated to that reporting unit and (ii) the amount by which that reporting unit’s carrying amount exceeds its fair value.
Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted at December 31, 2024
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
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40) (ASU 2024-03), which responds to longstanding investor requests for more detailed information about an entity's expenses. ASU 2024-03 requires disclosures about specified categories of expenses—including purchases of inventory, employee compensation, and depreciation and amortization—within certain expense captions presented on the face of the income statement. Additional disclosures about selling expenses will also be required. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued after the effective date or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this accounting standards update on its consolidated financial statements and related disclosures.
Recent Accounting Pronouncements Adopted as of December 31, 2024
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 14, 2024, on a retrospective basis. Endo, Inc. adopted ASU 2023-07 on a retrospective basis in this report. Endo International plc, the predecessor entity for accounting and financial reporting purposes prior to and including the consummation of the Plan on the Effective Date, did not adopt ASU 2023-07. Refer to Note 7. Segment Results for additional information.

NOTE 5. DISCONTINUED OPERATIONS AND ASSET SALES
The operating results of Endo International plc’s legacy Astora business, which was resolved to be wound down in 2016, are reported as Discontinued operations, net of tax in the Predecessor Consolidated Statements of Operations for all periods presented, if applicable. The following tables provide the operating results of Astora Discontinued operations, net of tax (in thousands):

	Predecessor
	Period From January 1, 2024 through April 23, 2024	2023	2022
Litigation-related and other contingencies, net	$—	$495	$—
Income (loss) from discontinued operations before income taxes	$182,696	$(2,329)	$(15,543)
Income tax benefit	$(142)	$(308)	$(2,056)
Discontinued operations, net of tax	$182,838	$(2,021)	$(13,487)
For the Predecessor period from January 1, 2024 through April 23, 2024, the income from discontinued operations before income taxes is primarily related to the impacts of the Plan. Refer to Note 3. Fresh Start Accounting for additional information about the impacts of the Plan. For 2023 and 2022, the loss from discontinued operations is primarily related to mesh-related legal defense costs and certain other items.
For the Predecessor period January 1, 2024 through April 23, 2024, the cash out flows from discontinued operating activities related to Astora included the impact of net loss, prior to the impacts of the Plan, of approximately $0.9 million as well as cash out flows in connection with the Plan of approximately $37.1 million. For 2023 (Predecessor) and 2022 (Predecessor), the cash flows from discontinued operating activities related to Astora included the impact of net loss of $2.0 million and $13.5 million, respectively, and the impact of cash activity related to vaginal mesh cases. During the periods presented above, there were no material net cash flows related to Astora discontinued investing activities and there was no depreciation or amortization expense related to Astora.
There are no discontinued operations in the Successor period. Refer to Note 3. Fresh Start Accounting and Note 17. Commitments and Contingencies for amounts and additional information relating to vaginal mesh-related matters and the impacts of the Plan.
Certain Assets and Liabilities of Endo’s Retail Generics Business
In 2022, Endo International plc entered into a definitive agreement to sell certain additional assets located in Chestnut Ridge, New York to Ram Ridge Partners BH LLC. The assets primarily consisted of property, plant and equipment. In October 2022, the Bankruptcy Court approved the sale of the assets. The sale closed during the fourth quarter of 2022. As a result of this sale, Endo International plc became entitled to aggregate cash consideration of approximately $18.5 million, substantially all of which was received by December 31, 2022. In connection with this sale, Endo International plc recognized a pre-tax disposal gain of approximately $8.4 million in 2022, which it recorded in Other expense (income), net in the Consolidated Statements of Operations.
The assets described in this section, which primarily related to Endo International plc’s Generic Pharmaceuticals segment, did not meet the requirements for treatment as a discontinued operation. The amounts described in this section that were recognized in the Consolidated Statements of Operations are included in the quantitative disclosures of the 2020 Restructuring Initiative included in Note 6. Restructuring.
NOTE 6. RESTRUCTURING
2020 Restructuring Initiative
As noted above, in November 2020, Endo International plc announced the initiation of several strategic actions to optimize its operations and increase overall efficiency. These actions were initiated with the expectation of, among other things, generating significant cost savings to be reinvested, among other things, to support Endo International plc’s key strategic priority to expand and enhance its product portfolio. These actions included the following:
•Optimizing Endo International plc’s retail generics business cost structure by exiting manufacturing and other sites in Irvine, California; Chestnut Ridge, New York and India.
•Improving operating flexibility and reducing general and administrative costs by transferring certain transaction processing activities to third-party global business process service providers.
•Increasing organizational effectiveness by further integrating the Company’s commercial, operations and research and development functions, respectively, to support the Company’s key strategic priorities.
As a result of the 2020 Restructuring Initiative, Endo International plc’s global workforce was reduced by approximately 300 net full-time positions. Future costs associated with the 2020 Restructuring Initiative are not expected to be material.
There have been no material charges or cash payments associated with the 2020 Restructuring Initiative in 2024 or 2023.

The following pre-tax net amounts related to the 2020 Restructuring Initiative are included in the Consolidated Statements of Operations during the year ended December 31, 2022 (Predecessor) (in thousands):

Predecessor
2022
Net restructuring charges related to:
Accelerated depreciation	$3,773
Inventory adjustments	1,494
Employee separation, continuity and other benefit-related costs	1,216
Certain other restructuring costs	795
Total	$7,278
These pre-tax net amounts were primarily attributable to Endo International plc’s Generic Pharmaceuticals segment, which incurred $5.4 million of pre-tax net charges during the year ended December 31, 2022 (Predecessor). The remaining amounts related to Endo International plc’s other segments and certain corporate unallocated costs.
As of December 31, 2022, cumulative amounts incurred to date included charges related to accelerated depreciation of $51.0 million, asset impairments related to certain identifiable intangible assets, operating lease assets and disposal groups totaling $49.5 million, inventory adjustments of $11.6 million, employee separation, continuity and other benefit-related costs, net of $53.9 million and certain other restructuring costs of $3.5 million. Of these amounts, $134.3 million was attributable to the Generic Pharmaceuticals segment, with the remaining amounts relating to our other segments and certain corporate unallocated costs.
The following pre-tax net amounts related to the 2020 Restructuring Initiative are included in the Consolidated Statements of Operations during the year ended December 31, 2022 (Predecessor) (in thousands):

Predecessor
2022
Net restructuring charges related to:
Cost of revenues	$3,966
Selling, general and administrative	208
Research and development	3,104
Total	$7,278
In addition to the pre-tax net amounts summarized above, as part of the 2020 Restructuring Initiative, Endo International plc recognized a pre-tax disposal gain of approximately $8.4 million during the fourth quarter of 2022 as a result of the Chestnut Ridge, New York sale transaction, which is further described in Note 5. Discontinued Operations and Asset Sales. The assets sold primarily related to Endo International plc’s Generic Pharmaceuticals segment.
Changes to the liability for the 2020 Restructuring Initiative during the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Employee Separation, Continuity and Other Benefit-Related Costs	Certain Other Restructuring Costs	Total
Liability balance as of December 31, 2021 (Predecessor)	$10,979	$205	$11,184
Net charges	1,216	796	2,012
Cash payments	(11,926)	(1,001)	(12,927)
Liability balance as of December 31, 2022 (Predecessor)	$269	$—	$269
Net (charge reversals) charges	(198)	—	(198)
Cash payments	(71)	—	(71)
Liability balance as of December 31, 2023 (Predecessor)	$—	$—	$—

2022 Restructuring Initiative
In April 2022, Endo International plc communicated the initiation of actions to streamline and simplify certain functions, including its commercial organization, to increase its overall organizational effectiveness and better align with then-current and future needs. In December 2022, Endo International plc announced it would be taking certain additional actions to cease the production and sale of QWO® in light of market concerns about the extent and variability of bruising following initial treatment as well as the potential for prolonged skin discoloration. These actions, which are collectively referred to herein as the 2022 Restructuring Initiative, were initiated with the expectation of, among other things, generating cost savings, with a portion to be reinvested to support Endo International plc’s key strategic priority to expand and enhance its product portfolio. In December 2022, the Bankruptcy Court approved an order authorizing Endo International plc to cease the production and commercialization of QWO® and granting related relief.
As a result of the 2022 Restructuring Initiative, Endo International plc’s global workforce was reduced by approximately 175 net full-time positions. Future costs associated with the 2022 Restructuring Initiative are not expected to be material.
There have been no material charges or cash payments associated with the 2022 Restructuring Initiative in 2024.
The following pre-tax net amounts related to the 2022 Restructuring Initiative are included in the Consolidated Statements of Operations during the year ended December 31, 2022 (Predecessor) (in thousands):

Predecessor
2022
Net restructuring charges related to:
Asset impairments	$180,248
Inventory adjustments	34,870
Employee separation, continuity and other benefit-related costs	28,345
Certain other restructuring costs	8,656
Total	$252,119
These pre-tax net amounts were primarily attributable to Endo International plc’s Branded Pharmaceuticals segment, which incurred $238.6 million of pre-tax net charges during the year ended December 31, 2022 (Predecessor). The remaining amounts related to Endo International plc’s Generic Pharmaceuticals segment and certain corporate unallocated costs.
As of December 31, 2024, cumulative amounts incurred to date included charges related to asset impairments related to certain identifiable intangible assets of $180.2 million, inventory adjustments of $34.9 million, employee separation, continuity and other benefit-related costs, net of $28.3 million and certain other restructuring costs of $8.7 million. Of these amounts, $238.6 million was attributable to the Branded Pharmaceuticals segment, with the remaining amounts related to our Generic Pharmaceuticals segment and certain corporate unallocated costs.
The following pre-tax net amounts related to the 2022 Restructuring Initiative are included in the Consolidated Statements of Operations during the year ended December 31, 2022 (Predecessor) (in thousands):

Predecessor
2022
Net restructuring charges included in:
Cost of revenues	$49,078
Selling, general and administrative	18,692
Research and development	4,101
Asset impairment charges	180,248
Total	$252,119

Changes to the liability for the 2022 Restructuring Initiative were as follows (in thousands):

Employee Separation, Continuity and Other Benefit-Related Costs
Liability balance as of December 31, 2022 (Predecessor)	$14,997
Net (charge reversals) charges	(248)
Cash payments	(13,376)
Liability balance as of December 31, 2023 (Predecessor)	$1,373
Net (charge reversals) charges	(282)
Cash payments	(1,091)
Liability balance as of April 23, 2024 (Predecessor)	$—
NOTE 7. SEGMENT RESULTS
The Company’s four reportable business segments are Branded Pharmaceuticals, Sterile Injectables, Generic Pharmaceuticals and International Pharmaceuticals. These reportable segments represent our strategic business units. Each segment derives revenue from the sales or licensing of its respective products. They are managed separately because the segments contain different types of products with different target end-consumers, differing sales and marketing requirements, differing distribution channels and differing pricing strategies, among other reasons. We have not aggregated operating segments.
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
Generic Pharmaceuticals
The Generic Pharmaceuticals segment includes a product portfolio including patches, solid oral extended-release products, solid oral immediate-release products, liquids, semi-solids, powders, ophthalmics and sprays and includes products that treat and manage a wide variety of medical conditions.
International Pharmaceuticals
Our International Pharmaceuticals segment includes a variety of specialty pharmaceutical products, including OTC products, sold outside the U.S., primarily in Canada through our operating company Paladin.
The CODM is the Company’s Interim Chief Executive Officer. The CODM uses Segment adjusted income from operations before income tax to evaluate segment performance and to allocate resources, including as it relates to employees and capital resources, among others predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances, as well as period over period variances, on a quarterly basis when making decisions about allocation of capital and personnel to segments. The CODM is not provided, nor does he review, asset information at the segment level. Therefore, the Company has not disclosed asset information for each reportable segment.
The accounting policies of the segments are the same as those applied to the consolidated financial statements as described in Note 4. Summary of Significant Accounting Policies. Segment results exclude the impact of certain income and expenses that are not reflective of the underlying operations of the business and are therefore not considered by the CODM in evaluating the performance of the segments.

Segment adjusted income from operations before income tax is defined as Loss from continuing operations before income tax, excluding: acquired in-process research and development charges; acquisition-related and integration items, including transaction costs and changes in the fair value of contingent consideration; cost reduction and integration-related initiatives such as separation benefits, continuity payments, other exit costs and certain costs associated with integrating an acquired company’s operations; certain amounts related to strategic review initiatives; asset impairment charges; amortization of intangible assets; inventory step-up recorded as part of our acquisitions; litigation-related and other contingent matters; certain legal costs; gains or losses from early termination of debt; debt modification costs; gains or losses from the sales of businesses and other assets; foreign currency gains or losses on intercompany financing arrangements; reorganization items, net (in the Predecessor periods); and certain other items. For the year ended December 31, 2024, the Successor does not have operating results classified as Discontinued operations, net of tax.
Interest income and expense and certain other corporate expenses incurred by the Company are not directly attributable to any specific segment. Accordingly, these costs are not reflected in any of the Company’s segments and are included in the results below as “Corporate unallocated costs.” The Company’s Total segment adjusted income from continuing operations before income tax is equal to the combined results of each of its segments.
The Company disaggregated its revenue from contracts with customers into the categories included in the tables below (in thousands). The Company believes these categories depict how the nature, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Successor	Predecessor
	2024	Period From January 1, 2024 through April 23, 2024	2023	2022
Branded Pharmaceuticals:
Specialty Products:
XIAFLEX®	$362,985	$152,638	$475,014	$438,680
SUPPRELIN® LA	59,307	26,213	96,849	113,011
Other Specialty (1)	36,147	21,120	73,797	70,009
Total Specialty Products	$458,439	$199,971	$645,660	$621,700
Established Products:
PERCOCET®	$63,486	$33,892	$106,375	$103,943
TESTOPEL®	27,872	13,225	42,464	38,727
Other Established (2)	60,413	32,626	64,588	86,772
Total Established Products	$151,771	$79,743	$213,427	$229,442
Total Branded Pharmaceuticals (3)	$610,210	$279,714	$859,087	$851,142
Sterile Injectables:
ADRENALIN®	$60,207	$38,601	$99,910	$114,304
VASOSTRICT®	36,354	34,309	93,180	253,696
Other Sterile Injectables (4)	132,307	59,621	236,473	221,633
Total Sterile Injectables (3)	$228,868	$132,531	$429,563	$589,633
Total Generic Pharmaceuticals (5)	$291,430	$143,677	$650,352	$795,457
Total International Pharmaceuticals (6)	$47,658	$26,052	$72,516	$82,643
Total revenues, net	$1,178,166	$581,974	$2,011,518	$2,318,875
__________
(1)Products included within Other Specialty include, but are not limited to, AVEED®.
(2)Products included within Other Established include, but are not limited to, EDEX®.
(3)Individual products presented above represent the top two performing products in each product category for either the Successor year ended December 31, 2024, the Predecessor period from January 1, 2024 through April 23, 2024 and/or any product having revenues in excess of $25 million during any quarter presented for 2024 or 2023.
(4)Products included within Other Sterile Injectables include, but are not limited to, APLISOL®. No individual product within Other Sterile Injectables has exceeded 5% of consolidated total revenues for the periods presented.
(5)The Generic Pharmaceuticals segment is comprised of a portfolio of products that are generic versions of branded products, are distributed primarily through the same wholesalers, generally have limited or no intellectual property protection and are sold within the U.S. During the Successor year ended December 31, 2024 Lidocaine patch 5% made up 9% of consolidated revenues. Varenicline tablets, which launched in September 2021, made up 8% and 13% for the Predecessor years ended December 31, 2023 and 2022, respectively, of consolidated total revenues. Dexlansoprazole delayed release capsules, which launched in November 2022, made up 6% for the Predecessor year ended December 31 2023 of consolidated total revenues. No other individual product within the segment has exceeded 5% of consolidated total revenues for the periods presented.
(6)No individual product within the International Pharmaceuticals segment accounted for more than 5% of consolidated total revenues for any of the periods presented. The International Pharmaceuticals segment includes a variety of specialty pharmaceutical products sold outside the U.S. primarily in Canada.

There were no material revenues from external customers attributed to an individual country outside of the U.S. during any of the periods presented.
Successor period segment disclosure. The following tables represent the information, including significant segment expenses, regularly provided to and reviewed by the Company’s CODM (in thousands):

	For the Successor year ended December 31, 2024 (4)
	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Total revenues, net (1)	$610,210	$228,868	$291,430	$47,658	$1,178,166

Less: (2)
Cost of revenues	38,990	138,405	200,234	22,223
Selling and marketing	155,287	10,802	3,905	10,191
General and administrative	26,339	11,997	12,905	10,139
Research and development	38,711	24,919	6,707	378
Segment adjusted income from operations before income tax	$350,883	$42,745	$67,679	$4,727	$466,034

Other segment disclosures:
Depreciation (3)	$4,861	$17,530	$11,495	$601
__________
(1)Total revenues, net represent revenue from external customers and amounts align with the segment-level information that is regularly provided to the CODM. There are no intersegment revenues reflected in the information provided to or reviewed by the CODM.
(2)The significant expenses categories and amounts align with the segment-level information that is regularly provided to the CODM. There are no intersegment expenses reflected in the information provided to or reviewed by the CODM. Significant segment expense captions are adjusted to exclude: acquired in-process research and development charges; acquisition-related and integration items, including transaction costs and changes in the fair value of contingent consideration; cost reduction and integration-related initiatives such as separation benefits, continuity payments, other exit costs and certain costs associated with integrating an acquired company’s operations; certain amounts related to strategic review initiatives; asset impairment charges; amortization of intangible assets; inventory step-up recorded as part of our acquisitions; litigation-related and other contingent matters; certain legal costs; and certain other items.
(3)Depreciation expense disclosed by reportable segment is included in segment expense captions, such as Cost of revenues, Selling, general and administrative, and Research and development.
(4)The Successor year ended December 31, 2024 reflects partial year of operating activity for the segments presented. The CODM is provided and reviews this information for the Successor year ended December 31, 2024 and the Predecessor period January 1, 2024 through April 23, 2024, on a combined basis.
Predecessor period segment disclosure. The following represents selected information for the Company’s reportable segments (in thousands):

	Predecessor
	Period From January 1, 2024 through April 23, 2024	2023	2022
Net revenues from external customers:
Branded Pharmaceuticals	$279,714	$859,087	$851,142
Sterile Injectables	132,531	429,563	589,633
Generic Pharmaceuticals	143,677	650,352	795,457
International Pharmaceuticals (1)	26,052	72,516	82,643
Total net revenues from external customers	$581,974	$2,011,518	$2,318,875
Segment adjusted income from continuing operations before income tax:
Branded Pharmaceuticals	$161,592	$459,309	$366,554
Sterile Injectables	51,977	157,179	349,424
Generic Pharmaceuticals	42,378	237,870	336,133
International Pharmaceuticals	7,735	16,733	19,920
Total segment adjusted income from continuing operations before income tax	$263,682	$871,091	$1,072,031
__________
(1)Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.

Successor and Predecessor reconciliations. The tables below provide reconciliations of our Total segment adjusted income from continuing operations before income tax to our Total consolidated (loss) income from continuing operations before income tax (in thousands):

	Successor	Predecessor
	2024	January 1, 2024 through April 23, 2024	2023	2022
Reconciliation of profit or loss (Segment adjusted income from operations before income tax):
Segment adjusted income from operations before income tax	$466,034	$263,682	$871,091	$1,072,031
Interest expense, net	(164,051)	2	—	(349,776)
Unallocated amounts:
Corporate unallocated costs (1)	(110,875)	(48,238)	(158,717)	(182,335)
Asset impairment charges	(243,635)	(2,103)	(503)	(2,142,746)
Acquisitions and divestitures (2)	(810,281)	(77,543)	(258,655)	(406,419)
Debt or equity financing activities	(2,126)	—	—	—
Restructuring or similar transactions (3)	(6,765)	(4,960)	(44,098)	(198,381)
Certain litigation-related and other contingencies, net (4)	—	—	(1,611,090)	(478,722)
Reorganization items, net	—	6,125,099	(1,169,961)	(202,978)
Other, net (5)	9,812	(6,948)	(19,991)	1,224
Total consolidated (loss) income from continuing operations before income tax	$(861,887)	$6,248,991	$(2,391,924)	$(2,888,102)
__________
(1)For all periods presented, amounts include certain corporate overhead costs, such as headcount, facility and corporate litigation expenses and certain other income and expenses.
(2)Amounts for the Successor year ended December 31, 2024, primarily relate to approximately $612.9 million of inventory step up amortization and approximately $173.6 million of intangible assets amortization, respectively. Refer to Note 3. Fresh Start Accounting for additional information about the fair value adjustments to the Company’s inventory and intangible assets. Amounts for the Predecessor period from January 1, 2024 through April 23, 2024 as well as the year ended December 31, 2023 primarily relate to amortization of intangible assets.
(3)Amounts for the Successor year ended December 31, 2024 primarily relate to net separation charges associated with the former President and Chief Executive Officer departure, effective August 29, 2024. Amounts for the Predecessor period from January 1, 2024 through April 23, 2024 primarily relate to net employee separation charges. The amount for the Predecessor year ended December 31, 2023 included net employee separation, continuity and other benefit-related charges of $43.7 million and other net charges of $0.4 million.
(4)Amounts include adjustments to our accruals for litigation-related settlement charges. Endo International plc’s, and as applicable Endo, Inc.’s, material legal proceedings and other contingent matters are described in more detail in Note 17. Commitments and Contingencies.
(5)Amounts for the Successor year ended December 31, 2024 primarily relate to gains from adjustments to contract assets associated with prior intellectual property sales and cancellation of shares released from escrow during the fourth quarter of 2024. Amounts for the Predecessor period from January 1, 2024 through April 23, 2024 primarily relate to a charge of approximately $6 million associated with the rejection of an executory contract, which was approved by the Bankruptcy Court in February 2024. Amounts for the Predecessor year ended December 31, 2023 includes a charge of approximately $9.2 million associated with the rejection of certain equity award agreements, which was approved by the Bankruptcy Court in March 2023.

The following represents depreciation expense by reportable segments (in thousands):

	Predecessor
	January 1, 2024 through April 23, 2024	2023	2022
Branded Pharmaceuticals	$946	$9,252	$9,862
Sterile Injectables	$7,536	$22,652	$20,224
Generic Pharmaceuticals	$3,906	$11,829	$16,952
International Pharmaceuticals	$169	$3,561	$3,638

NOTE 8. FAIR VALUE MEASUREMENTS
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
Financial Instruments
The financial instruments recorded in the Consolidated Balance Sheets include cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, acquisition-related contingent consideration and debt obligations. Included in cash and cash equivalents and restricted cash and cash equivalents are money market funds representing a type of mutual fund required by law to invest in low-risk securities (for example, U.S. government bonds, U.S. Treasury Bills and commercial paper). Money market funds pay dividends that generally reflect short-term interest rates. Due to their initial maturities, the carrying amounts of non-restricted and restricted cash and cash equivalents (including money market funds), accounts receivable, accounts payable and accrued expenses approximate their fair values.
Restricted Cash and Cash Equivalents
The following table presents current and noncurrent restricted cash and cash equivalent balances (in thousands):

		Successor	Predecessor
	Balance Sheet Line Items	December 31, 2024	December 31, 2023
Restricted cash and cash equivalents—current (1)	Restricted cash and cash equivalents	$89,183	$167,702
Restricted cash and cash equivalents—noncurrent (2)	Other assets	—	85,000
Total restricted cash and cash equivalents		$89,183	$252,702
__________
(1)The amount at December 31, 2024 primarily relates to certain self-insurance related matters of approximately $85.9 million. Amounts at December 31, 2023 primarily relate to: (i) restricted cash and cash equivalents associated with litigation-related matters, including $49.8 million held in Qualified Settlement Funds (QSFs) for mesh and/or opioid-related matters, and (ii) approximately $85.9 million of restricted cash and cash equivalents related to certain self-insurance related matters. These balances are classified as current assets in the Consolidated Balance Sheets as the potential for, and timing of, future claims and/or payment is unknown and could result in distributions within the next twelve months.
(2)The amount at December 31, 2023 relates to the Predecessor TLC Agreement. This balance, which was anticipated to be used to fund certain future contractual obligations or returned upon satisfaction of certain conditions, was classified as a noncurrent asset at December 31, 2023 and subsequently released to the Predecessor as part of the TLC Settlement discussed in more detail in see Note 13. License, Collaboration and Asset Acquisition Agreements.
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

Recurring Fair Value Measurements
The financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Successor
	Fair Value Measurements at December 31, 2024 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market funds	$141,315	$—	$—	$141,315
Liabilities:
Acquisition-related contingent consideration—current	$—	$—	$3,303	$3,303
Acquisition-related contingent consideration—noncurrent	$—	$—	$4,041	$4,041

	Predecessor
	Fair Value Measurements at December 31, 2023 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market funds (1)	$7,123	$—	$—	$7,123
Liabilities:
Acquisition-related contingent consideration (2)	$—	$—	$12,447	$12,447
__________
(1)At December 31, 2023, money market funds include $7.1 million in QSFs. Amounts in QSFs were considered restricted cash equivalents. Pursuant to the Plan, on the Effective Date these funds were distributed to the applicable trusts in settlement of claims against the Debtors. See Note 3. Fresh Start Accounting and Note 17. Commitments and Contingencies for further discussion.
(2)At December 31, 2023, the Predecessor’s liabilities for acquisition-related contingent consideration, which are governed by executory contracts and recorded at the expected amount of the total allowed claim, were classified within Liabilities subject to compromise in the Consolidated Balance Sheets. The relevant executory contracts were assumed and assigned to Endo, Inc. and recognized at fair value on the Effective Date and as of December 31, 2024 and classified as current or noncurrent as of December 31, 2024 based on the anticipated timing of payment of such obligations.
Fair Value Measurements Using Significant Unobservable Inputs
The following tables present changes to the liability for acquisition-related contingent consideration, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Successor	Predecessor
	2024 (1)	Period From January 1, 2024 through April 23, 2024	2023
Beginning of period	$—	$12,447	$16,571
Acquisition of contingent consideration from Predecessor	10,195	—	—
Amounts settled	(5,287)	(2,475)	(6,177)
Changes in fair value recorded in earnings	2,407	284	1,972
Effect of currency translation	29	(61)	81
End of period	$7,344	$10,195	$12,447
__________
(1)Prior to the Effective Date, the Successor entity had no liabilities for acquisition-related contingent consideration. The Successor entity assumed the liabilities for acquisition-related contingent consideration in connection with the Plan.
At December 31, 2024, the fair value measurements of the contingent consideration obligations were determined using risk-adjusted discount rates ranging from 8.9% to 19.0% (weighted average rate of approximately 18.0%, weighted based on relative fair value). Changes in fair value recorded in earnings related to acquisition-related contingent consideration are included in our Consolidated Statements of Operations as Acquisition-related and integration items, net.

The following tables present changes to the liability for acquisition-related contingent consideration by acquisition (in thousands):

	Successor
	Balance as of December 31, 2023 (1)	Acquisition of Contingent Consideration from Predecessor	Changes in Fair Value Recorded in Earnings	Amounts Settled and Other	Balance as of December 31, 2024
Auxilium acquisition	$—	$8,262	$861	$(2,476)	$6,647
Other	—	1,933	1,546	(2,782)	697
Total	$—	$10,195	$2,407	$(5,258)	$7,344

	Predecessor
	Balance as of December 31, 2023 (2)	Acquisition of Contingent Consideration from Predecessor	Changes in Fair Value Recorded in Earnings	Amounts Settled and Other	Balance as of April 23, 2024
Auxilium acquisition	$9,494	$—	$(85)	$(1,147)	$8,262
Other	2,953	—	369	(1,389)	1,933
Total	$12,447	$—	$284	$(2,536)	$10,195

	Predecessor
	Balance as of December 31, 2022 (2)	Acquisition of Contingent Consideration from Predecessor	Changes in Fair Value Recorded in Earnings	Amounts Settled and Other	Balance as of December 31, 2023 (2)
Auxilium acquisition	$10,618	$—	$1,041	$(2,165)	$9,494
Other	5,953	—	931	(3,931)	2,953
Total	$16,571	$—	$1,972	$(6,096)	$12,447
__________
(1)Prior to the Effective Date, the Successor entity had no liabilities for acquisition-related contingent consideration. The Successor entity assumed the liabilities for acquisition-related contingent consideration in connection with the Plan.
(2)At December 31, 2023 and 2022, the Predecessor’s liabilities for acquisition-related contingent consideration, which are governed by executory contracts and recorded at the expected amount of the total allowed claim, were classified within Liabilities subject to compromise in the Consolidated Balance Sheets.
Nonrecurring Fair Value Measurements
Property, plant and equipment, goodwill and other intangible assets have been and may in the future be subject to nonrecurring fair value measurement for the evaluation of potential impairment.
The Company’s financial assets and liabilities measured at fair value on a nonrecurring basis were as follows (in thousands):

	Fair Value Measurements during the Successor Year Ended December 31, 2024 (1) using:			Total Expense for the Successor Year Ended December 31, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Intangible assets, excluding goodwill (2)	$—	$—	$54,700	$243,635
Total	$—	$—	$54,700	$243,635
__________
(1)The fair value amounts are presented as of the date of the fair value measurement as these assets are not measured at fair value on a recurring basis. Such measurements generally occur in connection with our quarter-end financial reporting close procedures.
(2)These fair value measurements were determined using a risk-adjusted discount rates ranging from 25% to 28% (weighted average rate of approximately 27.0%, weighted based on relative fair value).
During the periods covered by this report, nonrecurring fair value measurements, which related to certain property, plant and equipment, were not material.

NOTE 9. INVENTORIES
Inventories, net of applicable reserves, consisted of the following (in thousands):

	Successor	Predecessor
	December 31, 2024	December 31, 2023
Raw materials	$94,758	$103,336
Work-in-process	274,321	29,827
Finished goods	158,657	112,854
Total	$527,736	$246,017
Inventory in excess of the amount expected to be sold within one year is classified as noncurrent inventory and is not included in the table above. At December 31, 2024 and December 31, 2023, $203.5 million and $29.7 million, respectively, of noncurrent inventory was included in Other assets in the Consolidated Balance Sheets. The December 31, 2024 noncurrent inventory balance reflects the impact of fresh start accounting, as discussed in more detail in Note 3. Fresh Start Accounting. As of December 31, 2024, the reported inventory balances include approximately $440.2 million of remaining unamortized step up in fair value, including $170.6 million classified as long term inventory and classified as Other assets in the Successor Consolidated Balance Sheet, which will be reflected as Cost of revenue in future periods as the inventory is sold.
As of December 31, 2024 and December 31, 2023, the Company’s Consolidated Balance Sheets included approximately $0.1 million and $2.7 million, respectively, of capitalized pre-launch inventories related to products that were not yet available to be sold.
NOTE 10. LEASES
We have entered into contracts with third parties to lease a variety of assets, including certain real estate, machinery, equipment, automobiles and other assets.
Our leases frequently allow for lease payments that could vary based on factors such as inflation or the degree of utilization of the underlying asset and the incurrence of contractual charges such as those for common area maintenance or utilities.
Renewal and/or early termination options are common in our lease arrangements, particularly with respect to our real estate leases. Our right-of-use assets and lease liabilities generally exclude periods covered by renewal options and include periods covered by early termination options (based on our conclusion that it is not reasonably certain that we will exercise such options).
We were party to certain sublease arrangements, primarily related to our real estate leases, where we acted as the lessee and intermediate lessor. For example, we subleased portions of our Malvern, Pennsylvania facility through a sublease arrangement that ended in 2024.

The following table presents information about the Company’s right-of-use assets and lease liabilities (in thousands):

		Successor	Predecessor
	Balance Sheet Line Items	December 31, 2024	December 31, 2023
Right-of-use assets:
Operating lease right-of-use assets	Operating lease assets	$39,193	$23,033
Finance lease right-of-use assets	Property, plant and equipment, net	3,822	18,668
Total right-of-use assets		$43,015	$41,701
Operating lease liabilities, excluding amounts classified as Liabilities subject to compromise:
Current operating lease liabilities	Current portion of operating lease liabilities	$3,994	$956
Noncurrent operating lease liabilities	Operating lease liabilities, less current portion	34,759	4,132
Total operating lease liabilities		$38,753	$5,088
Finance lease liabilities, excluding amounts classified as Liabilities subject to compromise:
Current finance lease liabilities	Accounts payable and accrued expenses	$634	$—
Noncurrent finance lease liabilities	Other liabilities	2,794	1,386
Total finance lease liabilities		$3,428	$1,386
Operating and finance leases, amounts classified as Liabilities subject to compromise:
Operating lease liabilities	Liabilities subject to compromise	$—	$20,635
Finance lease liabilities	Liabilities subject to compromise	—	9,981
Total operating and finance leases classified as Liabilities subject to compromise		$—	$30,616

The following table presents information about lease costs and expenses and sublease income (in thousands):

		Successor	Predecessor
	Statement of Operations Line Items	2024	Period From January 1, 2024 through April 23, 2024	2023	2022
Operating lease cost	Various (1)	$4,090	$550	$6,811	$10,959
Finance lease cost:
Amortization of right-of-use assets	Various (1)	$4,953	$2,519	$8,096	$8,479
Interest on lease liabilities	Interest expense, net	$270	$169	$781	$1,127
Other lease costs and income:
Variable lease costs (2)	Various (1)	$7,676	$3,588	$10,913	$11,707
Finance lease right-of-use asset impairment charges	Asset impairment charges	$—	$—	$—	$3,063
Sublease income	Various (1)	$(1,605)	$(1,129)	$(5,616)	$(6,436)
__________
(1)Amounts are included in the Consolidated Statements of Operations based on the function that the underlying leased asset supports. The following table presents the components of such aggregate amounts (in thousands):

	Successor	Predecessor
	2024	Period From January 1, 2024 through April 23, 2024	2023	2022
Cost of revenues	$4,153	$2,130	$6,150	$6,189
Selling, general and administrative	$10,961	$3,398	$13,952	$18,305
Research and development	$—	$—	$102	$215
(2)Amounts represent variable lease costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate and certain costs associated with our automobile leases.
The following table provides the undiscounted amount of future cash flows included in our lease liabilities at December 31, 2024 for each of the five years subsequent to December 31, 2024 and thereafter, as well as a reconciliation of such undiscounted cash flows to our lease liabilities at December 31, 2024 (in thousands):

	Operating Leases	Finance Leases
2025	$6,575	$892
2026	7,033	892
2027	7,186	892
2028	6,233	296
2029	5,295	97
Thereafter	22,721	8,579
Total future lease payments	$55,043	$11,648
Less: amounts representing interest	16,290	8,220
Present value of future lease payments (lease liabilities)	$38,753	$3,428

The following table provides the weighted average remaining lease term and weighted average discount rates for our leases:

	Successor	Predecessor
	December 31, 2024	December 31, 2023
Weighted average remaining lease term (years), weighted based on lease liability balances:
Operating leases	8.5 years	4.7 years
Finance leases	33.5 years	13.4 years
Weighted average discount rate (percentages), weighted based on the remaining balance of lease payments:
Operating leases	8.1%	6.2%
Finance leases	8.5%	7.3%
The following table provides certain additional information related to our leases (in thousands):

	Successor	Predecessor
	2024	Period From January 1, 2024 through April 23, 2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payments for operating leases	$4,886	$1,863	$10,476	$13,152
Operating cash payments for finance leases	$530	$366	$1,148	$1,673
Financing cash payments for finance leases	$4,761	$2,381	$6,733	$6,062
Lease liabilities arising from obtaining right-of-use assets:
Operating leases (1)	$21,175	$—	$—	$1,296
__________
(1)The amount in 2024 (Successor) primarily relates to an increase of $11.9 million in lease liabilities and right-of-use assets related to lease modifications and an increase of $9.3 million for a new lease agreement. The amount in 2022 primarily relates to a new lease agreement.
NOTE 11. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consists of the following at December 31, 2024 and December 31, 2023 (in thousands):

	Successor	Predecessor
	December 31, 2024	December 31, 2023
Land and buildings	$145,467	$243,679
Machinery and equipment	182,367	251,895
Leasehold improvements	19,229	41,074
Computer equipment and software	20,263	97,782
Furniture and fixtures	4,099	8,595
Assets under construction	211,045	197,670
Total property, plant and equipment, gross	$582,470	$840,695
Less: accumulated depreciation	(33,652)	(364,455)
Total property, plant and equipment, net	$548,818	$476,240
Depreciation expense was $46.2 million, $15.6 million, $50.5 million and $54.3 million for the Successor year ended December 31, 2024, the Predecessor period January 1, 2024 through April 23, 2024, the year ended December 31, 2023 (Predecessor) and the year ended December 31, 2022 (Predecessor), respectively. During the Predecessor period January 1, 2024 through April 23, 2024, the year ended December 31, 2023 (Predecessor) and the year ended December 31, 2022 (Predecessor), the Company recorded property, plant and equipment impairment charges totaling $2.1 million, $0.5 million and $9.0 million, respectively. These charges are included in the Asset impairment charges line item in our Consolidated Statements of Operations and primarily reflect the write-off of certain property, plant and equipment.
At December 31, 2024 and December 31, 2023, $247.9 million and $226.0 million of the Company’s Property, plant and equipment, net, representing net book amounts, were located in India. At December 31, 2024 and December 31, 2023, there were no other material tangible long-lived assets located outside of the U.S., individually or in the aggregate.

NOTE 12. GOODWILL AND OTHER INTANGIBLES
Goodwill
The Successor has no goodwill balance as of December 31, 2024. Refer to Note 3. Fresh Start Accounting for additional information about the impact of fresh start accounting on the Predecessor goodwill balance.
The following table presents changes in the carrying amounts of Predecessor goodwill (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Goodwill as of December 31, 2022 (Predecessor)	$828,818	$523,193	$—	$—	$1,352,011
Goodwill as of December 31, 2023 (Predecessor)	$828,818	$523,193	$—	$—	$1,352,011
Impact of fresh start accounting	(828,818)	(523,193)	—	—	(1,352,011)
Goodwill as of April 23, 2024 (Predecessor)	$—	$—	$—	$—	$—
The carrying amounts of goodwill are net of the following accumulated impairments, if applicable (in thousands):

	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Accumulated impairment losses as of December 31, 2023 (Predecessor)	$855,810	$2,208,000	$3,142,657	$525,244	$6,731,711
Impact of fresh start accounting	(855,810)	(2,208,000)	(3,142,657)	(525,244)	(6,731,711)
Accumulated impairment losses as of April 23, 2024 (Predecessor)	$—	$—	$—	$—	$—

Other Intangible Assets
The Company’s intangible assets consist of the following components (in thousands):

	Successor	Predecessor
Cost basis:	December 31, 2024	December 31, 2023
Indefinite-lived intangibles:
In-process research and development	$50,509	$—
Total indefinite-lived intangibles	$50,509	$—
Finite-lived intangibles:
Licenses (Predecessor)	$—	$432,107
Tradenames (Predecessor)	—	6,409
Developed technology (Predecessor)	—	5,925,662
Marketed products (weighted average life of 8 years) (Successor)	1,869,140	—
Licenses (weighted average life of 5 years) (Successor)	69,757	—
Total finite-lived intangibles (weighted average life of 8 years)	$1,938,897	$6,364,178
Total other intangibles	$1,989,406	$6,364,178

Accumulated amortization:
Finite-lived intangibles:
Licenses (Predecessor)	$—	$(419,084)
Tradenames (Predecessor)	—	(6,409)
Developed technology (Predecessor)	—	(4,460,802)
Marketed products (Successor)	(163,654)	—
Licenses (Successor)	(9,891)	—
Total other intangibles	$(173,545)	$(4,886,295)
Net other intangibles	$1,815,861	$1,477,883

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
Amortization expense for the Successor in 2024 and the Predecessor during January 1, 2024 through April 23, 2024, 2023 and 2022, totaled approximately $173.5 million, $77.0 million, $255.9 million and $337.3 million, respectively. Amortization expense is included in Cost of revenues in the Consolidated Statements of Operations.
For intangible assets subject to amortization, estimated amortization expense for the five fiscal years subsequent to December 31, 2024 (Successor) is as follows (in thousands):

2025	$251,898
2026	$250,579
2027	$235,581
2028	$235,581
2029	$222,946
Impairments
If applicable, goodwill and indefinite-lived intangible assets are tested for impairment annually, as of October 1, and when events or changes in circumstances indicate that the asset might be impaired.
We estimate the fair values of our reporting units and our intangible assets using an income approach that utilizes a discounted cash flow model.
The discounted cash flow models reflect our estimates of future cash flows and other factors including estimates of future operating performance, including future sales, long-term growth rates, gross margins, operating expenses, discount rates, and the probability of technical and regulatory success. These assumptions are based on significant inputs and judgments not observable in the market, and thus represent Level 3 measurements within the fair value hierarchy. The discount rates used in the determination of fair value reflect our judgments regarding the risks and uncertainties inherent in the estimated future cash flows and may differ over time depending on the risk profile of the particular assets and other market factors. We believe the discount rates and other inputs and assumptions are consistent with those a market participant would use. Any impairment charges resulting from annual or interim goodwill and intangible asset impairment assessments are recorded to Asset impairment charges in our Consolidated Statements of Operations.

Annual Indefinite-Lived Intangible Impairment Tests
The Company completed its annual long-term plan update during the fourth quarter 2024. The Company’s long term plan is used to complete the Company’s annual indefinite-lived intangible asset impairment tests as of October 1, 2024. In connection with the 2024 long-term plan update, the Company, at the request of its Board of Directors, commissioned a third-party to assess the Generic Pharmaceuticals and Sterile Injectable pipeline development programs and related operational capabilities. The long-term plan incorporated the output from this assessment which included, but was not limited to, updates in assumptions regarding probability of technical and regulatory success, the timing of future product launches and the competitive landscape that may exist at the time of launch and the estimated costs to develop and/or manufacture the pipeline products. In addition, the long-term plan reflects the Company’s decision to terminate certain pipeline development programs in its Generic Pharmaceuticals and Sterile Injectable that were no longer considered viable. The discount rates used for these annual tests ranged from 25% and 28%. As a result of the test, the Company determined that the carrying amount of certain indefinite-lived assets exceeded their fair value; therefore, the Company recorded a pre-tax non-cash impairment charge of $243.6 million during the fourth quarter of 2024.
The discount rate is a key assumption when determining the estimated fair value of the Company’s pipeline products. In evaluating the reasonableness of the assumed discount rates, the Company considers all available information, including but not limited to: (i) the proximity to recent valuations, such as those performed on the Effective Date; (ii) a market participants perception of risk related to pre-launch pharmaceutical assets; and (iii) the Company’s current estimated market capitalization as compared to recent data points, such as its initial reorganization value. The Company believes the discount rates are reasonable and reflective of an internal rate of return that a market participant would expect to achieve in light of the inherent risk of these assets in development.
Annual Goodwill Impairment Tests
Endo International plc performed its annual goodwill impairment tests as of October 1, 2023 and 2022. For the purposes of these annual tests, Endo International plc had two reporting units with goodwill: Branded Pharmaceuticals and Sterile Injectables. The discount rates used for the Branded Pharmaceuticals reporting units in these annual tests were 14.5%, and 15.0%, respectively, and the discount rates used for the Sterile Injectables reporting units in these annual tests were 14.5% and 19.5%, respectively.
Endo International plc did not record any other goodwill impairment charges as a result of its October 1, 2023 and 2022 annual impairment tests.
Second-Quarter 2022 Interim Goodwill Impairment Tests
Beginning in May 2022, Endo International plc’s share price and the aggregate estimated fair value of its debt experienced significant declines. Endo International plc believed these declines, which persisted through the end of the second quarter of 2022, were predominantly attributable to continuing and increasing investor and analyst uncertainty with respect to: (i) ongoing opioid and other litigation matters for which it had been unable to reach a broad-based resolution of outstanding claims and (ii) speculation surrounding the possibility of a bankruptcy filing. Further, rising inflation and interest rates unfavorably affected the cost of borrowing, which is one of several inputs used in the determination of the discount rates used in its discounted cash flow models. For example, the U.S. Federal Reserve raised its benchmark interest rate by 50 basis points in May 2022 and by an additional 75 basis points in June 2022. Taken together, Endo International plc determined that these factors represented triggering events that required the performance of interim goodwill impairments tests for both of its Sterile Injectables and Branded Pharmaceuticals reporting units as of June 30, 2022.
When performing these goodwill impairment tests, Endo International plc estimated the fair values of its reporting units taking into consideration management’s continued commitment to Endo International plc’s strategic plans and the corresponding projected cash flows, as well as the fact that management’s views on litigation risk had not materially changed since its annual goodwill impairment tests performed on October 1, 2021. However, when analyzing its aggregated estimated internal valuation of its reporting units as of June 30, 2022 compared to its market capitalization and the aggregate estimated fair value of its debt, Endo International plc also considered the increased level of investor and analyst uncertainty described above, coupled with its belief that investors and analysts were unlikely to modify their projections or valuation models unless or until it could demonstrate significant progression on the resolution of outstanding litigation matters and/or demonstrate that the risks of potential future strategic alternatives, including the possibility of a future bankruptcy filing, were no longer applicable. After performing this analysis, Endo International plc made certain adjustments to incorporate these factors into the valuations of its reporting units, primarily through adjustments to the discount rate resulting from an increase in the CSRP, and determined that: (i) the estimated fair value of our Sterile Injectables reporting unit was less than its carrying amount, resulting in a pre-tax non-cash goodwill impairment charge of $1,748.0 million, and (ii) while the estimated fair value declined, there was no goodwill impairment for its Branded Pharmaceuticals reporting unit, for which the estimated fair value exceeded the carrying amount by more than 10%. The discount rates used in the June 30, 2022 goodwill tests were 13.5% and 18.5% for the Branded Pharmaceuticals and Sterile Injectables reporting units, respectively.

Third-Quarter 2022 Interim Goodwill Impairment Tests
As further updated and described in Note 2. Effectiveness of the Plan of Reorganization, during the third quarter of 2022, in connection with a planned sale transaction pursuant to section 363 of the Bankruptcy Code (the Sale), Endo International plc received a bid from an Ad Hoc First Lien Group (the Purchaser), referred to as a Stalking Horse Bid, subject to higher or otherwise better bids from other parties. The value of the bid, as well as its market capitalization and the aggregate estimated fair value of its debt, was considered when determining whether it was more likely than not that the carrying amounts of one or more of its reporting units exceeded their respective fair values. Further, rising inflation and interest rates unfavorably affected the cost of borrowing, which is one of several inputs used in the determination of the discount rates used in its discounted cash flow models. For example, the U.S. Federal Reserve raised its benchmark interest rate by 75 basis points in July 2022 and by an additional 75 basis points in September 2022. Taken together, Endo International plc determined that these factors represented triggering events that required the performance of interim goodwill impairments tests for both of its Sterile Injectables and Branded Pharmaceuticals reporting units as of September 30, 2022.
When performing these goodwill impairment tests, Endo International plc estimated the fair values of its reporting units taking into consideration management’s continued commitment to Endo International plc’s strategic plans and the corresponding projected cash flows. However, when analyzing its aggregated estimated internal valuation of its reporting units as of September 30, 2022 compared to its market capitalization and the aggregate estimated fair value of its debt, as well as the par value and fair value of the Stalking Horse Bid, Endo International plc made adjustments to reflect certain risks and uncertainties, including those related to the Chapter 11 Cases and the anticipated Sale, into the valuations of its reporting units, primarily through adjustments to the discount rate resulting from an increase in the CSRP, and determined that: (i) the estimated fair value of its Sterile Injectables reporting unit was less than its carrying amount, resulting in a pre-tax non-cash goodwill impairment charge of $97.0 million, and (ii) the estimated fair value of its Branded Pharmaceuticals reporting unit exceeded the carrying amount by more than 10%. The discount rates used in the September 30, 2022 goodwill tests were 15.0% and 19.5% for the Branded Pharmaceuticals and Sterile Injectables reporting units, respectively.
Fourth-Quarter 2022 Interim Goodwill Impairment Test
Beginning in late fourth-quarter 2022 and concluding in February 2023, the Endo International plc completed its annual enterprise-wide long-term strategic planning process, which resulted in updates to its projected future cash flows. Among other items, these updates primarily reflected the anticipated impacts on the Endo International plc’s projected future cash flows resulting from: (i) the discontinuation of QWO®; (ii) the disruption to XIAFLEX® revenues that occurred in the second half of 2022; (iii) routine updates to its assumptions regarding anticipated competitive events for currently marketed products, as well as probabilities of success, launch timing and the anticipated competitive landscape surrounding new product launches, including with respect to TLC599 and certain product candidates in our Sterile Injectables reporting unit pipeline; (iv) expected changes in Endo International plc’s future manufacturing expense profile, including delays related to construction, FDA inspections and product transfers to its Sterile Injectables facility in Indore, India; and (v) changes in Endo International plc’s future operating expense profile. Due to the extent of the changes to the projected future cash flows, coupled with the fact that it had recorded impairments for its Sterile Injectables reporting unit during the second and third quarters of 2022, Endo International plc concluded that it was more likely than not that the carrying amount of its Sterile Injectables reporting unit may exceed its fair value. As a result, an interim impairment test was performed as of December 31, 2022. The updates to the projected future cash flows did not result in an interim goodwill impairment test for the Branded Pharmaceuticals reporting unit due to the significant headroom in this reporting unit.
When performing the goodwill impairment test, Endo International plc estimated the fair value of its Sterile Injectables reporting unit taking into consideration management’s updated forecasts of projected cash flows, as further discussed above. The updated forecast of projected future cash flows was reduced in comparison to the prior 2022 tests. However, in reducing the cash flows, Endo International plc believed the level of risk and uncertainty of the cash flows also decreased resulting in a corresponding decrease in the CSRP and, in turn, the discount rate used in the determination of fair value of its Sterile Injectables reporting unit. The discount rate used in the December 31, 2022 goodwill impairment test was 14.5%. Endo International plc believed this discount rate and the other inputs and assumptions used to estimate fair value were consistent with those that a market participant would have used in light of the degree of risk associated with the most recent estimated future cash flows. Consistent with the goodwill impairment tests performed earlier in 2022, Endo International plc compared its aggregated estimated internal valuation of its reporting units as of December 31, 2022 to its market capitalization and the aggregate estimated fair value of its debt, as well as the par value and fair value of the Stalking Horse Bid. As a result of the December 31, 2022 test, Endo International plc determined that there was no impairment of goodwill.
Other Intangible Asset Impairments

With respect to other intangible assets, we did not record an asset impairment charge during the Successor year ended December 31, 2024 and Endo International plc did not record an asset impairment charge during the Predecessor period January 1, 2024 through April 23, 2024 or the year ended December 31, 2023. Endo International plc recorded asset impairment charges of $288.7 million during the year ended December 31, 2022. These pre-tax non-cash asset impairment charges related primarily to certain developed technology intangible assets that were tested for impairment following changes in market conditions and certain other factors impacting recoverability. The amount recorded in 2022 included charges related to the 2022 Restructuring Initiative, as further discussed in Note 6. Restructuring.
NOTE 13. LICENSE, COLLABORATION AND ASSET ACQUISITION AGREEMENTS
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
Nevakar Agreements
In May 2022, Endo International plc announced that it had entered into an agreement to acquire six development-stage RTU injectable product candidates from Nevakar Injectables, Inc., a subsidiary of Nevakar, Inc., for an upfront cash payment of $35.0 million (the 2022 Nevakar Agreement). The acquisition closed during the second quarter of 2022. The acquired set of assets and activities did not meet the definition of a business. As a result, Endo International plc accounted for the transaction as an asset acquisition. Upon closing, the upfront payment was recorded as Acquired in-process research and development in the Consolidated Statements of Operations.
The product candidates, which relate to the Sterile Injectables segment, are in various stages of development. The first commercial launch is expected in 2025; however, there can be no assurance this will occur within this timeframe or at all. With this acquisition, Endo will control all remaining development, regulatory, manufacturing and commercialization activities for the acquired product candidates.
In August 2022, within the ongoing bankruptcy proceedings, Endo International plc and/or its subsidiaries filed an adversary proceeding (the Nevakar Litigation) against Nevakar, Inc. and Nevakar Injectables Inc. (collectively, Nevakar) to enforce: (i) a 2018 development, license and commercialization agreement (the 2018 Nevakar Agreement) and (ii) the 2022 Nevakar Agreement. In September 2022, Nevakar filed counterclaims against the Endo International plc and/or its subsidiaries. In December 2022, Endo International and/or its subsidiaries and Nevakar reached a settlement with respect to the Nevakar Litigation (the Nevakar Settlement) subject to Bankruptcy Court approval. The Nevakar Settlement provided for the amendment (the Nevakar Amendment) of the 2018 Nevakar Agreement to revoke the Endo International plc’s and/or its subsidiaries license of two products covered by the 2018 Nevakar Agreement, modify Endo International plc’s and/or its subsidiaries license to the remaining three products covered by the 2018 Nevakar Agreement to reduce the royalty owed to Nevakar, terminate any obligations of Endo International plc and/or its subsidiaries to make payments to Nevakar upon achievement of contingent milestones and eliminate Nevakar’s ability to terminate the remaining licenses for Endo International plc’s and/or its subsidiaries breach or material breach. The Nevakar Settlement also provided that Endo International plc and/or its subsidiaries and Nevakar would agree to a mutual release of certain claims under both the 2018 Nevakar Agreement and the 2022 Nevakar Agreement. The Nevakar Settlement was approved by the Bankruptcy Court in January 2023. The Nevakar Settlement had no effect on the Consolidated Financial Statements in 2022.
In the first quarter of 2023, Endo International plc concluded that the Nevakar Amendment met the definition of a nonmonetary exchange. The Nevakar Amendment did not result in the sale or acquisition of additional rights by Endo International plc and/or its subsidiaries. Endo International plc determined that the estimated value of the product rights revoked is approximately equal to the estimated reduction in the future royalty costs associated with the three products retained. There was no carrying value associated with the revoked product rights as the associated payments to Nevakar were previously expensed as Acquired in-process research and development. Based on these factors, the Nevakar Amendment had no effect on the Consolidated Financial Statements for the year ended December 31, 2023.
TLC Agreement
In June 2022, Endo International plc announced that it had entered into an agreement with Taiwan Liposome Company, Ltd. (TLC) to commercialize TLC599 (the TLC Agreement). Endo International plc accounted for the agreement as an asset acquisition. During the second quarter of 2022, Endo International plc made an upfront payment of $30.0 million to TLC and recorded a corresponding charge to Acquired in-process research and development in the Consolidated Statements of Operations. Pursuant to the terms of the TLC Agreement, Endo International plc deposited $85.0 million into an escrow account which was anticipated to be used to fund certain future obligations or returned to Endo International plc upon satisfaction of certain conditions.

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
NOTE 14. CONTRACT ASSETS AND LIABILITIES
Our revenue consists almost entirely of sales of our products to customers, whereby we ship products to a customer pursuant to a purchase order. Revenue contracts such as these do not generally give rise to contract assets or contract liabilities because: (i) the underlying contracts generally have only a single performance obligation and (ii) we do not generally receive consideration until the performance obligation is fully satisfied. At December 31, 2024, the unfulfilled performance obligations for these types of contracts relate to ordered but undelivered products. We generally expect to fulfill the performance obligations and recognize revenue within one week of entering into the underlying contract. Based on the short-term initial contract duration, additional disclosure about the remaining performance obligations is not required.
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
The following table shows the opening and closing balances of contract assets and contract liabilities from contracts with customers (dollars in thousands):

	Successor	Predecessor
	December 31, 2024	December 31, 2023
Contract assets (1)	$11,728	$11,387
Contract liabilities (2)	$2,969	$3,534
__________
(1)At December 31, 2024 and December 31, 2023, approximately $2.4 million and $2.1 million, respectively, of these contract asset amounts are classified as current and are included in Prepaid expenses and other current assets in the Company’s Consolidated Balance Sheets. The remaining amounts are classified as noncurrent and are included in Other assets.
(2)At both December 31, 2024 and December 31, 2023, approximately $0.6 million of these contract liability amounts are classified as current and are included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheets. The remaining amounts are classified as noncurrent and are included in Other liabilities. During the Successor year ended December 31, 2024 and Predecessor period January 1, 2024 through April 23, 2024, approximately $0.4 million and $0.2 million, respectively, of revenue was recognized that was included in the contract liability balance at December 31, 2023.
During the Successor year ended December 31, 2024 and Predecessor period January 1, 2024 through April 23, 2024, we recognized revenue of $8.9 million and $7.2 million, respectively, relating to performance obligations satisfied, or partially satisfied, in prior periods. Such revenue generally relates to changes in estimates with respect to our variable consideration.

NOTE 15. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses included the following at December 31, 2024 and December 31, 2023 (in thousands):

	Successor	Predecessor
	December 31, 2024	December 31, 2023
Trade accounts payable	$107,635	$94,735
Returns and allowances	99,425	119,577
Rebates	108,831	105,428
Other sales deductions	3,367	3,212
Accrued interest	17,772	—
Accrued payroll and related benefits	68,808	81,145
Accrued royalties and other distribution partner payables	20,281	35,856
Acquisition-related contingent consideration—current	3,303	—
Other (1)	46,063	97,783
Total	$475,485	$537,736
__________
(1)Amounts include a wide variety of accrued expenses, the most significant of which, at December 31, 2023, relate to accrued legal and other professional fees incurred prior to the Effective Date. Approximately $80.5 million was placed into escrow prior to or on the Effective Date for the settlement of certain of these liabilities. At December 31, 2024, all funds included in these escrow accounts have been disbursed in full satisfaction of the corresponding accrued legal and other professional fee liabilities.
The decrease in the Returns and allowances and Rebates accruals are primarily due to changes in gross sales and customer mix, as well as other factors. The increase in accrued interest expense is directly related to Exit Financing Debt, described in more detail in Note 16. Debt. The decrease in the Other accrued expense category, inclusive of accrued legal and other professional fee accruals, is primarily a result of timing of payments.
The amounts in the table above at December 31, 2023 do not include amounts classified as Liabilities subject to compromise in the Predecessor Consolidated Balance Sheets. Refer to Note 2. Effectiveness of the Plan of Reorganization for additional information about Liabilities subject to compromise.

NOTE 16. DEBT
The following table presents information about the Company’s total indebtedness at December 31, 2024 and December 31, 2023 (dollars in thousands):

	Successor			Predecessor
	December 31, 2024			December 31, 2023
	Effective Interest Rate	Principal Amount (2)	Carrying Amount (4)	Effective Interest Rate (1)	Principal Amount (2)	Carrying Amount (3)
5.375% Senior Notes due 2023		$—	$—	5.38%	$6,127	$6,127
6.00% Senior Notes due 2023		—	—	6.00%	56,436	56,436
5.875% Senior Secured Notes due 2024		—	—	6.88%	300,000	300,000
6.00% Senior Notes due 2025		—	—	6.00%	21,578	21,578
7.50% Senior Secured Notes due 2027		—	—	8.50%	2,015,479	2,015,479
9.50% Senior Secured Second Lien Notes due 2027		—	—	9.50%	940,590	940,590
6.00% Senior Notes due 2028		—	—	6.00%	1,260,416	1,260,416
6.125% Senior Secured Notes due 2029		—	—	7.13%	1,295,000	1,295,000
8.50% Senior Notes Due 2031	8.87%	1,000,000	982,291		—	—
Term Loan Facility (Successor)	9.16%	1,496,250	1,455,430		—	—
Term Loan Facility (Predecessor)		—	—	14.50%	1,975,000	1,975,000
Revolving Credit Facility (Predecessor)		—	—	12.00%	277,200	277,200
Total		$2,496,250	$2,437,721		$8,147,826	$8,147,826
Less: current portion, net		15,000	15,000		—	—
Total long-term debt, less current portion, net		$2,481,250	$2,422,721		$8,147,826	$8,147,826
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
(2)The December 31, 2024 and December 31, 2023 principal amounts represent the amount of unpaid contractual principal owed on the respective instruments.
(3)As of December 31, 2023, the entire carrying amount of the Predecessor debt, as well as any related remaining accrued and unpaid interest that existed as of the Petition Date, was included in the Liabilities subject to compromise line in the Predecessor Consolidated Balance Sheets.
(4)As of December 31, 2024, the carrying amount of the respective debt instruments represents the unpaid contractual principal amounts owed less applicable deferred financing fees and original issue discounts.
General Information
The aggregate estimated fair value of long-term debt, which was determined based on Level 2 quoted market price inputs for the same or similar debt issuances, was approximately $2.6 billion at December 31, 2024 and $4.1 billion at December 31, 2023.
Exit Financing Debt
New Credit Facilities
On the Effective Date, as contemplated in the Plan, Endo Finance Holdings, Inc., a wholly owned subsidiary of Endo, Inc., also referred to herein as the Issuer, entered into the New Credit Agreement by and among the Issuer, as borrower, Endo, Inc., as parent guarantor, the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent, collateral agent, issuing bank and swingline lender, which provides for, among other things: (i) the New Revolving Credit Facility, and (ii) the New Term Facility, presented in the table above as Term Loan Facility (Successor) (the New Term Facility and, together with the New Revolving Credit Facility, the New Credit Facilities). The New Credit Agreement provides the Issuer with the option to raise certain incremental credit facilities, subject to certain limitations and conditions specified in the New Credit Agreement. The New Revolving Credit Facility has a maturity date of April 23, 2029 and the New Term Facility has a maturity date of April 23, 2031. At December 31, 2024, approximately $396 million of capacity under the New Revolving Credit Facility is undrawn and available to the Company, net of outstanding standby letters of credit.

The New Credit Agreement contains affirmative and negative covenants that the Company believes to be customary for a senior secured credit facility of this type. The negative covenants include, among other things, indebtedness, fundamental changes, dispositions of property and assets (including sale-leaseback transactions), investments, restricted payments, restrictive agreements, transactions with affiliates, swap arrangements, amending subordinated debt documents, changes in fiscal year and changes in the nature of business. If we draw more than 40% of total available credit under our New Revolving Credit Facility (other than (a) undrawn letters of credit in an amount not to exceed $20.0 million and (b) cash collateralized or backstopped letters of credit), we will be required to comply with a maximum first lien net leverage ratio not to exceed 6.10 to 1.00. As of December 31, 2024, we were in compliance with all such covenants.
Borrowings under the New Revolving Credit Facility bear interest, at the borrower’s election, based on: (i) the alternate base rate; (ii) the Canadian prime rate; (iii) Term SOFR (as defined in the New Credit Agreement); or (iv) adjusted Term CORRA (which includes a credit spread adjustment based on the interest period, and as defined in the New Credit Agreement), in each case, plus the applicable margin; provided that Term SOFR and adjusted Term CORRA shall not be less than, with respect to loans under the New Revolving Credit Facility, 0.00% per annum, and with respect to loans under the New Term Facility, 0.50%. The applicable margins are based upon a first lien net leverage ratio as set forth in the New Credit Agreement, which range from: (i) for loans under the New Revolving Credit Facility based on (x) Term SOFR or adjusted Term CORRA, 3.00% to 3.50% and (y) alternate base rate or Canadian prime rate, 2.00% to 2.50%; and (ii) for loans under the New Term Facility based on (x) Term SOFR, 4.25% to 4.50% and (y) alternate base rate, 3.25% to 3.50%.
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
The New Senior Secured Notes and guarantees were issued pursuant to an indenture by and among the Issuer, Endo, Inc., the subsidiary guarantors and Computershare Trust Company, National Association, as trustee and notes collateral agent (the Indenture). The Indenture contains covenants that, among other things, restrict Endo, Inc.’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make certain dividend payments, distributions, investments and other restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to the Issuer, create certain liens, merge, consolidate, or sell all or substantially all of Endo, Inc.’s or any restricted subsidiary’s assets, or enter into certain transactions with affiliates. These covenants are subject to a number of important exceptions and qualifications, including the suspension of certain of these covenants upon the New Senior Secured Notes receiving investment grade credit ratings. As of December 31, 2024, we were in compliance with all such covenants.
Maturities
For each of the five fiscal years subsequent to December 31, 2024, the maturities on our Exit Financing Debt are as follows (in thousands):

Maturities (1)
2025	$15,000
2026	$15,000
2027	$15,000
2028	$15,000
2029	$15,000
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

As a result of uncertainties regarding the ultimate allowance of claims in connection with the Chapter 11 Cases, all secured and unsecured debt instruments were classified as Liabilities subject to compromise in the Predecessor Consolidated Balance Sheets, and Endo International plc ceased the recognition of interest expense related to these instruments as of the Petition Date through the Effective Date. During the Predecessor period January 1, 2024 through April 23, 2024, Endo International plc did not recognize approximately $204 million, respectively, of contractual interest expense that would have been recognized if not for the Chapter 11 Cases. Endo International plc was, among other things, obligated to make certain adequate protection payments during the bankruptcy proceedings on each of certain debt instruments. On a cumulative basis through April 23, 2024, Endo International plc made the following adequate protection payments:
•$54.1 million with respect to the Legacy Revolving Credit Facility;
•$471.2 million with respect to the Legacy Term Loan Facility; and
•$572.0 million with respect to the applicable senior secured notes.
During the period January 1, 2024 through April 23, 2024, adequate protection payments of $192.3 million were recorded as a reduction of the carrying amount of the respective first lien debt instruments. The respective debt instruments were then adjusted to the estimated allowed claim amount resulted in a charge within Reorganization items, net in the Predecessor Consolidated Statements of Operations.
NOTE 17. COMMITMENTS AND CONTINGENCIES
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
U.S. Government Cooperative Agreement
In November 2021, Endo International plc and/or certain subsidiaries entered into a cooperative agreement with the U.S. Department of Defense (DoD), pursuant to an interagency agreement with HHS whereby the DoD provided contracting support to HHS during the COVID-19 pandemic. The cooperative agreement with the DoD concluded in the third quarter of 2023 and a new cooperative agreement with HHS, containing substantially the same terms, was simultaneously executed (the U.S. Government Cooperative Agreement). The U.S. Government Cooperative Agreement and the relationship with HHS was transitioned to Endo, Inc. and/or certain of its subsidiaries. The purpose of the U.S. Government Cooperative Agreement, is to expand our Sterile Injectables segment’s fill-finish manufacturing production capacity and capabilities at our Rochester, Michigan facility to support the U.S. government’s national defense efforts regarding production of critical medicines advancing pandemic preparation. The U.S. Government Cooperative Agreement is part of the U.S. government’s efforts, authorized under the Defense Production Act, to address potential vulnerabilities in critical product supply chains and strengthen the advancement of domestic manufacturing capabilities critical to the national defense, including essential medicines production.
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

Construction is currently in progress. During the Successor year ended December 31, 2024, the Predecessor period January 1, 2024 through April 23, 2024 and the year ended December 31, 2023 (Predecessor), we incurred costs of approximately $14.6 million, $6.1 million and $52.9 million, respectively, associated with the U.S. Government Cooperative Agreement. The following table summarizes certain information about the activity under the U.S. Government Cooperative Agreement at December 31, 2024 and December 31, 2023 (dollars in thousands):

	Successor	Predecessor
	2024	2023
Cumulative grant proceeds received to reimburse asset construction	$77,267	$58,032
Capex reimbursement receivable, included in Accounts receivable, net	289	5,514
Cumulative amounts applied against assets placed in service (1)	(20,482)	(18,922)
Total deferred grant income (2)	$57,074	$44,624

Assets under construction, gross	$74,396	$58,359
Assets placed in service, gross	26,950	24,898
Endo's portion of costs included in Property, plant and equipment, net	(23,790)	(19,711)
Cumulative amounts applied against assets placed in service (1)	(20,482)	(18,922)
Total deferred grant income (2)	$57,074	$44,624
__________
(1)Portions of the facility constructed under the U.S. Government Cooperative Agreement, including machinery and equipment, have been placed into service. Consistent with our policy election, discussed in Note 4. Summary of Significant Accounting Policies, we have deducted the corresponding grant reimbursement from Property, plant and equipment, net when the asset was placed in service.
(2)These balances represent the reimbursable portion of costs included in assets under construction included in Other liabilities in the Consolidated Balance Sheets.
Approximately $0.5 million, $0.6 million, $1.3 million and $1.0 million has been charged to expense, including depreciation for assets placed into service, during the Successor year ended December 31, 2024, the Predecessor period January 1, 2024 through April 23, 2024 and the years ended December 31, 2023 (Predecessor) and 2022 (Predecessor), respectively, with the majority of such expense included within Selling, general and administrative expenses and Cost of revenues in our Consolidated Statements of Operations. During the Successor year ended December 31, 2024, the Predecessor period January 1, 2024 through April 23, 2024 and the years ended December 31, 2023 (Predecessor) and 2022 (Predecessor), these amounts are net of reimbursements of approximately $1.4 million, $1.9 million, $4.1 million and $3.1 million, respectively.
Amounts included in the Consolidated Statements of Operations for the year ended December 31, 2022 (Predecessor) were not material.
We estimate that approximately ninety percent of our expected capital expenditures related to this agreement, as well as the corresponding reimbursements from the U.S. government, have occurred through December 31, 2024. We anticipate that facility readiness will occur in 2026, but there can be no assurance this will occur.
The new sterile fill-finish manufacturing assets will be available to support our future commercial operations, subject to the U.S. government’s conditional priority access and certain preferred pricing obligations under the U.S. Government Cooperative Agreement. The U.S. government will have conditional priority access to the facility for an initial period of ten years from the completion of the expansion project, which could be extended in the future after good faith negotiation and on commercially reasonable terms and conditions. Specifically, the U.S. government (or a third-party U.S. government supporting entity) will have priority access to utilize the new sterile fill-finish manufacturing assets for the production of a medical countermeasure if a determination is made in writing by the Secretary of HHS that the priority access is needed to respond to a disease, health condition or other threat to the public health that causes a public health emergency or a credible risk of such an emergency. The U.S. Government Cooperative Agreement also contemplates the establishment of separate supply agreements to be negotiated in good faith on mutually-acceptable commercially reasonable terms. Refer to Note 4. Summary of Significant Accounting Policies for additional information about our accounting for the U.S. Government Cooperative Agreement.
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

As further discussed in Note 2. Effectiveness of the Plan of Reorganization, on the Petition Date, certain of the Debtors filed voluntary petitions for relief under the Bankruptcy Code. Certain additional Debtors filed voluntary petitions for relief under the Bankruptcy Code on May 25, 2023 and May 31, 2023. Under the Bankruptcy Code, third-party actions to collect prepetition indebtedness owed by the Debtors, as well as most litigation pending against the Debtors as of the Petition Date were generally subject to an automatic stay. Such automatic stay remained in place until the Effective Date, at which point claims against the Debtors were discharged and channeled to the applicable trusts in accordance with the Plan.
Endo, Inc. believes that certain settlements and judgments, as well as legal defense costs are or may be covered in whole or in part under our insurance policies with a number of insurance carriers. In certain circumstances, insurance carriers reserve their rights to contest or deny coverage. Amounts recovered under our insurance policies could be materially less than stated coverage limits and may not be adequate to cover damages, other relief and/or costs relating to claims. In addition, there is no guarantee that insurers will pay claims in the amounts we expect or that coverage will otherwise be available. Even where claims are submitted to insurers for defense and indemnity, there can be no assurance that the claims will be covered by insurance or that the indemnitors or insurers will remain financially viable or will not challenge our right to reimbursement in whole or in part. Accordingly, we will record receivables with respect to amounts due under these policies only when the realization of the potential claim for recovery is considered probable.
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
Pursuant to the Plan, on the Effective Date thereof, all persons (subject to limited exceptions) who had or may have had in the future claims based on, arising out of, attributable to or in any way connected with certain specified Debtor insurance policies (Specified Policies), including those that may provide coverage for the claims that were filed against the Debtors, were enjoined from taking any action to collect, recover or receive payment with respect to any such claims. The foregoing injunction does not preclude the General Unsecured Creditors Trust (GUC Trust) from pursuing any claim based on, arising under or attributable to the Specified Policies or any claim that may exist under any Specified Policy against the insurer(s) thereof. The rights under the Specified Policies were effectively transferred to the GUC Trust and we do not have the right to pursue claims against such policies.
As of December 31, 2024, our accrual for loss contingencies of approximately $7.4 million represents the unpaid portion of the settlement consideration payable under the Debtors’ settlement with the FCR, which Endo, Inc. assumed on the Effective Date. As of December 31, 2023, Endo International plc had an accrual for loss contingencies of $2,431.5 million, the most significant components of which related to: (i) various opioid-related matters as further described herein and (ii) product liability and related matters associated with transvaginal surgical mesh products. Although there is a possibility that a loss in excess of the amount recognized exists, we are unable to estimate the possible loss or range of loss in excess of the amount recognized at the time. As of December 31, 2023, Endo International plc’s entire accrual for loss contingencies was classified as Liabilities subject to compromise in the Consolidated Balance Sheets and recorded at the expected allowed claim amount, even if they were ultimately settled for different amounts. As noted above, pursuant to the Plan, on the Effective Date thereof, all such claims against the Debtors were discharged and channeled to the applicable trusts.
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
__________
(1)As of December 31, 2023, the entire accrual is classified as Liabilities subject to compromise in the Consolidated Balance Sheets.
(2)Pursuant to the Plan, on the Effective Date thereof, all mesh claims against the Debtors were discharged and channeled to the applicable trusts. Additionally, the QSFs were not transferred to Endo, Inc. Refer to Note 3. Fresh Start Accounting for additional information about the impacts of the Plan.
Charges related to vaginal mesh associated legal fees and other expenses for all predecessor periods presented are reported in Discontinued operations, net of tax in our Consolidated Statements of Operations.
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
The resolution reached with the unsecured creditors' committee (the UCC), as embodied in the Plan, contemplated the creation and funding of a trust for the benefit of certain unsecured creditors and sub-trusts established thereunder, one of which was established for the benefit of certain mesh claimants. Additionally, on April 13, 2023, an ad hoc group (the Ad Hoc First Lien Group) of certain creditors and the FCR filed a resolution with the Bankruptcy Court, which is also embodied in the Plan, that contemplated that the Future PI Trust allocate an aggregate amount of approximately $0.5 million to eligible future mesh claimants in exchange for certain releases provided to (among others) the Ad Hoc First Lien Group (Purchaser) and Endo International plc, its subsidiaries and affiliated entities and persons. As previously noted, prior to or on the Effective Date of the Plan, the establishment and funding of the GUC Trust (and the sub-trusts thereunder) contemplated under the Plan occurred. In connection therewith, all mesh claims against the Debtors were discharged and channeled to such trusts.
Opioid-Related Matters
Since 2014, multiple U.S. states as well as other governmental persons or entities and private plaintiffs in the U.S. and Canada have filed suit against Endo International plc and/or certain of its subsidiaries, including EHSI, Endo Pharmaceuticals Inc. (EPI), Par Pharmaceutical, Inc. (PPI), Par Pharmaceutical Companies, Inc. (PPCI), Endo Generics Holdings, Inc. (EGHI), Vintage Pharmaceuticals, LLC, Generics Bidco I, LLC, DAVA Pharmaceuticals, LLC, Par Sterile Products, LLC (PSP LLC) and in Canada, Paladin Labs Inc. (PLI) and Endo Ventures Unlimited (EVU), as well as various other manufacturers, distributors, pharmacies and/or others, asserting claims relating to the defendants’ alleged sales, marketing and/or distribution practices with respect to prescription opioid medications, including certain of Endo International plc’s subsidiaries products. Prior to the Effective Date of the Plan, pending cases against the Debtors in the U.S. of which the Debtors were aware included, but are not limited to, approximately 15 cases filed by or on behalf of states; approximately 2,570 cases filed by counties, cities, Native American tribes and/or other government-related persons or entities; approximately 310 cases filed by hospitals, health systems, unions, health and welfare funds or other third-party payers and approximately 220 cases filed by individuals, including, but not limited, to legal guardians of children born with neonatal abstinence syndrome. Certain of the U.S. cases were putative class actions. The Canadian cases included an action filed by British Columbia on behalf of a proposed class of all federal, provincial and territorial governments and agencies in Canada that paid healthcare, pharmaceutical and treatment costs related to opioids; an action filed in Alberta on behalf of a proposed class of all local or municipal governments in Canada; an action filed in Saskatchewan on behalf of a proposed class of all First Nations communities and local or municipal governments in Canada; and three additional putative class actions, filed in British Columbia, Ontario and Quebec, seeking relief on behalf of Canadian residents who were prescribed and/or consumed opioid medications. Pursuant to the Plan, on the Effective Date thereof, all such cases against the Debtors were discharged and channeled to the applicable trusts.
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
Although the opioid trusts and opioid school district recovery trust were initially contemplated to be funded by the Purchaser in connection with the standalone Sale, and not by the Company or any of its subsidiaries, we previously concluded that these funding amounts, which are now reflected in the Plan, represent Endo International plc’s best estimate of the allowed claims related to the contingencies associated with various opioid claims against Endo International plc and its subsidiaries. As such, during the third quarter of 2022, certain subsidiaries of Endo International plc recorded charges of approximately $419 million to adjust the aggregate opioid liability accrual to approximately $550 million based on the terms set forth in the public opioid trust term sheet attached to the original RSA. In March 2023, the Ad Hoc First Lien Group (and Purchaser) reached certain resolutions in principle with both the UCC and opioid claimants' committee (the OCC) appointed in the Chapter 11 Cases and certain ad hoc groups of debtholders. These resolutions, documented in the stipulation filed with the Bankruptcy Court on March 24, 2023, were supported by the Debtors. The resolutions include, among other things, a $34 million increase to the funding amount for the voluntary private opioid trust. In addition, the Ad Hoc First Lien Group agreed to a $15 million increase to the funding amount for the voluntary public opioid trust. As a result of the agreement to increase the funding amount for the voluntary private opioid trust certain subsidiaries of Endo International plc recorded an additional charge of $34 million in the fourth quarter of 2022 to increase its aggregate opioid liability accrual to approximately $584 million. In the first quarter of 2023, certain subsidiaries of Endo International plc recorded an additional charge of $15 million to increase its aggregate opioid liability accrual to approximately $599 million. On July 13, 2023, the Purchaser and the FCR filed with the Bankruptcy Court both a term sheet for a resolution among such parties (the FCR Term Sheet) and an amended term sheet for the voluntary private opioid trust. The resolution with the FCR provides that, in exchange for certain releases to be provided to (among others) the Purchaser and Endo International plc and its affiliates, the Purchaser will agree to fund a trust of $11.5 million to be established for the benefit of certain future opioid claimants. The amended term sheet for the voluntary private opioid trust provides for a $0.5 million increase to the funding amount for the voluntary private opioid trust. Accordingly, certain subsidiaries of Endo International plc recorded an additional charge of $12 million in the second quarter of 2023 to increase its aggregate opioid liability to approximately $611 million. In August 2023, the Purchaser and an ad hoc group of public school district creditors (the Public School District Creditors) filed with the Bankruptcy Court a term sheet for a resolution among such parties. In exchange for certain releases to be provided to (among others) the Purchaser and Endo International plc and its affiliates, the

Purchaser will agree to fund an opioid school district recovery trust up to $3 million for the purpose of funding opioid abuse/misuse abatement or remediation programs to be implemented by the Public School District Creditors. In September 2023, the Purchaser and the Canadian Provinces filed with the Bankruptcy Court a term sheet for a resolution among such parties. In exchange for certain releases to be provided to (among others) the Purchaser and Endo International plc and its affiliates, the Purchaser will agree to fund a voluntary trust of approximately $7 million to be established for the benefit of the Canadian Provinces. Accordingly, we recorded an additional charge of approximately $10 million in the third quarter of 2023 to increase our aggregate opioid liability to approximately $621 million. In December 2023, in connection with the Plan, state opioid claimants agreed to decrease the gross amount of the initial public opioid trust settlement by approximately $5 million in exchange for certain prepayment rights. In February 2024, the resolutions reached with the DOJ with respect to claims filed in the Chapter 11 Cases by the U.S. Government provides that the U.S. Government will have in connection with its opioid-related criminal and civil investigations of certain of the Debtors: (i) an allowed, general unsecured claim in the amount of $1,086 million in connection with a criminal fine arising from a plea agreement entered into by EHSI and; (ii) an allowed, general unsecured claim in the amount of approximately $476 million in connection with a civil settlement agreement entered into by EHSI. Accordingly, certain subsidiaries of Endo International plc recorded an additional charge of approximately $1,557 million in the fourth quarter of 2023 to increase aggregate opioid liability to approximately $2,178 million. These liabilities represent Endo International plc’s best estimate of the allowed claims related to the contingencies associated with various opioid claims against Endo International plc and its subsidiaries for the applicable periods covered by this Quarterly Report. Pursuant to the Plan, on the Effective Date thereof, all opioid claims against the Debtors were discharged and channeled to the applicable trusts or otherwise administered in accordance with the Plan.
In addition to the lawsuits and administrative matters described above, Endo International plc and/or its subsidiaries have received certain subpoenas, civil investigative demands (CIDs) and informal requests for information concerning the sale, marketing and/or distribution of prescription opioid medications, including, but not limited to, the following:
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
Ranitidine Matters
In June 2020, an MDL pending in the U.S. District Court for the Southern District of Florida, In re Zantac (Ranitidine) Products Liability Litigation, was expanded to add PPI and numerous other manufacturers and distributors of generic ranitidine as defendants. The claims are generally based on allegations that under certain conditions the active ingredient in ranitidine medications can break down to form an alleged carcinogen known as N-Nitrosodimethylamine (NDMA). The complaints assert a variety of claims, including, but not limited to, various product liability, breach of warranty, fraud, negligence, statutory and unjust enrichment claims. Plaintiffs generally seek various remedies including, without limitation, compensatory, punitive and/or treble damages; restitution, disgorgement, civil penalties, abatement, attorneys’ fees and costs as well as injunctive and/or other relief. Similar complaints against various defendants, in some instances including PPI, have also been filed in certain state courts, including, but not limited to, California, Illinois and Pennsylvania. Neither PPI nor its subsidiaries have manufactured or sold ranitidine since 2016.
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
In May 2018, Endo International plc and its subsidiary PPCI each received a CID from the DOJ in relation to an FCA investigation concerning whether generic pharmaceutical manufacturers engaged in price-fixing and market allocation agreements, paid illegal remuneration and caused the submission of false claims. Following the occurrence of the Effective Date, any potential claims relating to the prepetition conduct at issue in this investigation were discharged.
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
Beginning in February 2009, the FTC and certain private plaintiffs sued Endo International plc’s subsidiaries PPCI (since June 2016, EGHI) and/or PPI as well as other pharmaceutical companies alleging violations of antitrust law arising out of the settlement of certain patent litigation concerning the generic version of AndroGel® and seeking damages, treble damages, equitable relief and attorneys’ fees and costs. The cases were consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Northern District of Georgia. In May 2016, plaintiffs representing a putative class of indirect purchasers voluntarily dismissed their claims with prejudice. In February 2017, the FTC voluntarily dismissed its claims against EGHI with prejudice. In June 2018, the MDL court granted in part and denied in part various summary judgment and evidentiary motions filed by defendants. In particular, among other things, the court rejected two of the remaining plaintiffs’ causation theories and rejected damages claims related to AndroGel® 1.62%. In July 2018, the court denied certain plaintiffs’ motion for certification of a direct purchaser class. Between November 2019 and April 2021, PPI and PPCI entered into settlement agreements with all of the plaintiffs remaining in the MDL. The settlement agreements were solely by way of compromise and settlement and were not in any way an admission of wrongdoing, fault or liability of any kind. Separately, in August 2019, several alleged direct purchasers filed suit against PPI and other pharmaceutical companies in the U.S. District Court for the Eastern District of Pennsylvania asserting claims substantially similar to those asserted in the MDL, as well as additional claims against other defendants relating to other alleged conduct. As of the Petition Date, the claims against PPI became subject to the automatic stay.
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
Beginning in June 2020, multiple complaints were filed against Jazz and other pharmaceutical companies, including PPI, alleging violations of state and/or federal antitrust laws in connection with the settlement of certain patent litigation concerning generic versions of Xyrem® (sodium oxybate). Some cases were filed on behalf of putative classes of indirect purchasers; others are non-class action suits. The cases have generally been consolidated and/or coordinated for pretrial proceedings in a federal MDL pending in the U.S. District Court for the Northern District of California; Aetna Inc. (Aetna) filed a similar case in May 2022 in California state court. The various complaints allege that Jazz entered into a series of “reverse-payment” settlements, including with PPI, to delay generic competition for Xyrem® and assert claims under Sections 1 and 2 of the Sherman Act, Section 16 of the Clayton Act, state antitrust and consumer protection statutes and/or state common law. Plaintiffs generally seek damages, treble damages, equitable relief and attorneys’ fees and costs. In April 2021, the defendants moved to dismiss the MDL complaints that had been filed as of that time. In August 2021, the MDL court issued an order dismissing certain aspects of the plaintiffs’ claims but otherwise denying the motions to dismiss. In July 2022, PPI, among others, filed a motion to quash the Aetna action for lack of personal jurisdiction; the defendants also filed a demurrer, motion to strike and motion to stay Aetna’s action. As of the Petition Date, the claims against PPI became subject to the automatic stay. In December 2022, the California state court overseeing the Aetna action granted the motion to quash for lack of personal jurisdiction and, in January 2023, Aetna filed an amended complaint that did not name PPI as a defendant.
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
In March 2025, Endo USA, Inc. received a subpoena issued by the U.S. Attorney’s Office for the Western District of Virginia requesting documents and information from 1996 through the present related to any interactions by Endo USA, Inc., its affiliates, predecessors or other related parties with pharmacy benefit managers, including (i) renumeration provided, (ii) negotiation of rebates, (iii) communications regarding the prescription, administration or payment for opioid medications, and (iv) communications regarding the safety or efficacy of opioid medications. We plan to provide the requested documents and information, including to the extent that Endo USA, Inc. serves as custodian of records for Debtors Endo Health Solutions Inc. and Endo Pharmaceuticals Inc. with respect to the period from 1996 through the April 2024 Effective Date.
Patent Matters
Endo Operations Limited exclusively licenses several patents that relate to Endo USA Inc.’s ADRENALIN® (epinephrine in sodium chloride injection) product. On March 5, 2025, Endo USA, Inc. and Endo Operations Limited filed an action against Baxter Healthcare Corporate in the U.S. District Court for the Northern District of Illinois for infringement of the licensed patents (Endo USA, Inc. & Endo Operations Ltd. v. Baxter Healthcare Corp., C.A. No. 25-2365 (N.D. III.)).
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
NOTE 18. OTHER COMPREHENSIVE (LOSS) INCOME
During the periods covered by this report, substantially all of the Accumulated other comprehensive loss balances at December 31, 2024 and December 31, 2023 consist of Foreign currency translation loss. There were no tax effects in Other comprehensive (loss) income and there were no reclassifications out of Accumulated other comprehensive loss.
In connection with the adoption of fresh start accounting, Accumulated other comprehensive loss of the Predecessor was eliminated as part of the Fresh Start Adjustments, as discussed in more detail in Note 3. Fresh Start Accounting.
NOTE 19. SHAREHOLDERS’ (DEFICIT) EQUITY
Equity holders of Endo, Inc.’s common stock and Endo International plc’s ordinary shares are referenced throughout as “shareholders” and/or “stockholders.”
Endo International plc issued 4,000,000 euro deferred shares of $0.01 each at par. The euro deferred shares were held by nominees in order to satisfy an Irish legislative requirement to maintain a minimum level of issued share capital denominated in euro and to have at least seven registered shareholders. The euro deferred shares carried no voting rights and were not entitled to receive any dividend or distribution. Pursuant to the Plan, on the Effective Date thereof, the euro deferred shares were cancelled.

Share Repurchase Program
Pursuant to Article 11 of the Endo International plc’s Articles of Association, Endo International plc had broad shareholder authority to conduct ordinary share repurchases by way of redemptions. Endo International plc’s authority to repurchase ordinary shares was subject to legal limitations, including restrictions imposed by the Bankruptcy Code and related rules and guidelines during the pendency of the Chapter 11 Cases, and the existence of sufficient distributable reserves. For example, the Companies Act requires Irish companies to have distributable reserves equal to or greater than the amount of any proposed ordinary share repurchase amount.
Endo International plc’s board of directors approved a share buyback program (the 2015 Share Buyback Program) that authorized the Company to redeem, in the aggregate, $2.5 billion of its outstanding ordinary shares. As of the Effective Date, the Company redeemed and cancelled approximately 4.4 million of its ordinary shares under the 2015 Share Buyback Program for $250.0 million, not including related fees. Pursuant to the Plan, on the Effective Date thereof, the 2015 Share Buyback Program was terminated.
NOTE 20. SHARE-BASED COMPENSATION
Endo, Inc. (Successor) Stock Incentive Plan
As contemplated by the Plan and approved on July 23, 2024, Endo, Inc. adopted a long-term incentive plan (the 2024 Stock Incentive Plan). Under the 2024 Stock Incentive Plan, stock options, stock appreciation rights, restricted stock awards, performance awards and other share- or cash-based awards may be issued at the discretion of the Compensation & Human Capital Committee of the Board from time to time.
At December 31, 2024, approximately 2.3 million common stock were reserved for future grants under the 2024 Stock Incentive Plan. As of December 31, 2024, PSUs and RSUs have been granted under the stock incentive plan.
Generally, the grant-date fair value of each award is recognized as expense over the requisite service period. Presented below are the components of total share-based compensation as recorded in the Successor’s Consolidated Statements of Operations (in thousands):

Successor
2024
Selling, general and administrative expenses	$2,687
Research and development expenses	322
Cost of revenues	277
Total share-based compensation expense	$3,286
Restricted Stock Units and Performance Share Units
From time to time, the Company grants RSUs and PSUs to its employees as part of their annual share compensation awards and, in certain circumstances, on an ad hoc basis or upon their commencement of service with the Company.
RSUs vest ratably, in equal amounts, over an approximately three-year service period. PSUs cliff vest after an approximately three-year service period subject to the degree of achievement relative to specified absolute total shareholder return (TSR) thresholds, which is measured as the compound annual growth rate of Endo, Inc.’s stock over a three-year performance period beginning April 23, 2024 and ending April 23, 2027.
PSUs awarded in 2024 were based upon a single measure: absolute TSR. TSR performance is measured against the approximately three-year TSR of Endo, Inc. Upon the completion of the approximately three-year performance period, the actual number of shares awarded is adjusted to between zero and 150% of the target award amount based upon the actual TSR compared to the target TSR, subject to continued employment by the award recipient. TSR is considered a market condition under applicable authoritative guidance.
RSUs are valued based on the closing price of Endo’s common shares on the date of grant. PSUs are valued using a Monte-Carlo variant valuation model. The Monte-Carlo variant valuation model used considers a variety of potential future share prices for Endo, Inc.

A summary of Endo, Inc.’s non-vested RSUs and PSUs is presented below:

	Number of Shares	Aggregate Intrinsic Value (1)
Non-vested as of December 31, 2023 (Successor)	—
Granted	1,308,657
Non-vested as of December 31, 2024 (Successor)	1,308,657	$32,062,097
Vested and expected to vest as of December 31, 2024 (Successor)	1,308,657	$32,062,097
__________
(1)The aggregate intrinsic value presented in the table above were calculated by multiplying the closing price of the Company’s common shares on the last trading day of the fiscal year by the corresponding quantities above.
As of December 31, 2024, the weighted average remaining requisite service period of the units presented in the table above was 2.3 years and the corresponding total remaining unrecognized compensation cost amounted to $11.4 million for RSUs and $11.4 million for PSUs. The weighted average grant date fair value of the units granted during the year ended December 31, 2024 was $19.97 per unit.
Endo International plc Stock Incentive Plans
In June 2015, the Endo International plc’s shareholders approved the 2015 Stock Incentive Plan (the 2015 Plan), which was subsequently amended, as approved by Endo International plc’s shareholders, on multiple occasions. Under the 2015 Plan, stock options (including incentive stock options), stock appreciation rights, restricted stock awards, performance awards and other share- or cash-based awards were issued at the discretion of Endo International plc’s Compensation & Human Capital Committee of the Endo International plc Board of Directors (Predecessor’s Board) from time to time. No ordinary shares were to be granted under previously approved plans, including Endo International plc’s 2000, 2004, 2007, 2010 and Assumed Stock Incentive Plans. Any awards previously granted and outstanding under these prior plans remain subject to the terms of those prior plans.
In February 2023, the Endo International plc filed post-effective amendments to its Registration Statements on Form S-8 with respect to the 2015 Plan in order to deregister all remaining unissued securities.
In March 2023, in connection with the Debtor’s ongoing bankruptcy proceedings, the Debtor’s took action to reject all outstanding award agreements associated with stock options and stock awards. In connection with the rejection of these agreements, Endo International plc recorded a charge of approximately $9.2 million during the first quarter of 2023 to recognize all remaining unrecognized compensation cost associated with these agreements.
Generally, Endo International plc recognized the grant-date fair value of each award as expense over the requisite service period. However, expense recognition differed in the case of certain PSUs where the ultimate payout was performance-based. For these awards, at each reporting period, Endo International plc generally estimated the ultimate payout and adjusted the cumulative expense based on its estimate and the percent of the requisite service period that elapsed.
Presented below are the components of total share-based compensation as recorded in the Predecessor’s Consolidated Statements of Operations (in thousands):

	Predecessor
	Period From January 1, 2024 through April 23, 2024	2023	2022
Selling, general and administrative expenses	$—	$10,593	$16,019
Research and development expenses	—	107	1,059
Cost of revenues	—	540	1,136
Total share-based compensation expense	$—	$11,240	$18,214
As of the December 31, 2023, there was no unrecognized compensation cost related to non-vested share-based compensation awards for which a grant date has been established as of the December 31, 2023.
Stock Options
From time to time, Endo International plc granted stock options to its employees as part of their annual share compensation awards and, in certain circumstances, on an ad hoc basis or upon their commencement of service with the Endo International plc.
Although Endo International plc had not granted employee stock options since 2018, previous grants have generally vested ratably, in equal amounts, over a three or four-year service period. As of the end of the Effective Date, there are no remaining stock options outstanding.

Endo International plc estimated the fair value of stock option grants at the date of grant using the Black-Scholes option-pricing model. This model utilized assumptions related to volatility, the risk-free interest rate, the dividend yield (which was assumed to be zero as Endo International plc had not paid cash dividends) and the expected term of the option. Expected volatilities utilized in the model were based mainly on the historical volatility of Endo International plc’s share price over a period commensurate with the expected life of the share option as well as other factors. The risk-free interest rate was derived from the U.S. Treasury yield curve in effect at the time of grant. Endo International plc estimated the expected term of options granted based on its historical experience with its employees’ exercise of stock options and other factors.
A summary of Endo International plc activity is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2021 (Predecessor)	6,383,914	$16.70
Expired	(1,304,602)	$20.04
Outstanding as of December 31, 2022 (Predecessor)	5,079,312	$15.84
Forfeited (1)	(2,854,056)	$14.73
Expired	(2,225,256)	$17.27
Outstanding as of December 31, 2023 (Predecessor) (1)	—	$—
Outstanding as of the Effective Date (Predecessor) (1)	—	$—	0 years	$—
Vested and expected to vest as of the Effective Date (Predecessor) (1)	—	$—	0 years	$—
Exercisable as of the Effective Date (Predecessor) (1)	—	$—	0 years	$—
__________
(1)In March 2023, the Bankruptcy Court entered orders authorizing the Company to reject outstanding stock option agreements, restricted stock award agreements and performance award agreements.
Restricted Stock Units and Performance Share Units
From time to time, Endo International plc granted RSUs and PSUs to its employees as part of their annual share compensation awards and, in certain circumstances, on an ad hoc basis or upon their commencement of service with Endo International plc.
As of December 31, 2023, there are no unvested RSUs or PSUs. Previous unvested RSUs were subject to three-year vesting periods, with ratable vesting on the first, second and third anniversaries of the respective grant dates, and unvested PSUs were subject to three-year service periods, after which the awards would vest in full (conditioned upon the achievement of performance and/or market conditions established by Endo International plc’s Compensation & Human Capital Committee of the Predecessor’s Board and certain continued employment conditions), with the actual number of shares awarded adjusted to between zero and 200% of the target award amount based upon the level of achievement of the performance criteria described below.
No PSUs were awarded from the period January 1, 2024 through April 23, 2024, 2023 or 2022.
RSUs were valued based on the closing price of Endo International plc’s ordinary shares on the date of grant. PSUs with TSR conditions were valued using a Monte-Carlo variant valuation model, while those with FCF conditions were valued taking into consideration the probability of achieving the specified performance goal. The Monte-Carlo variant valuation model used considered a variety of potential future share prices for Endo International plc as well as our peer companies in a selected market index.

A summary of Endo International plc’s non-vested RSUs and PSUs is presented below:

	Number of Shares	Aggregate Intrinsic Value
Non-vested as of December 31, 2021 (Predecessor)	8,141,110
Granted	280,373
Forfeited	(1,116,960)
Vested	(2,324,696)
Non-vested as of December 31, 2022 (Predecessor)	4,979,827
Forfeited (1)	(4,960,249)
Vested	(19,578)
Non-vested as of December 31, 2023 (Predecessor) (1)	—
Non-vested as of the Effective Date (Predecessor) (1)	—	$—
Vested and expected to vest as of the Effective Date (Predecessor) (1)	—	$—
__________
(1)In March 2023, the Bankruptcy Court entered orders authorizing the Company to reject outstanding stock option agreements, restricted stock award agreements and performance award agreements. In connection with the rejection of these agreements, the Company recognized the remaining unrecognized compensation cost associated with these agreements in 2023.
As of December 31, 2023, there was no weighted average remaining requisite service period of the units presented in the table above or remaining unrecognized compensation costs.
The weighted average grant-date fair value of the units granted during the year ended December 31, 2022 was $3.21 per unit.
NOTE 21. OTHER (INCOME) EXPENSE, NET
The components of Other (income) expense, net are as follows (in thousands):

	Successor	Predecessor
	2024	Period From January 1, 2024 through April 23, 2024	2023	2022
Net gain on sale of business and other assets (1)	$(6,630)	$(115)	$(10,392)	$(26,183)
Foreign currency (gain) loss, net (2)	(2,614)	(376)	1,779	(2,087)
Net loss (gain) from our investments in the equity of other companies (3)	163	5	(199)	378
Other miscellaneous, net (4)	(688)	5,748	(876)	(6,162)
Other (income) expense, net	$(9,769)	$5,262	$(9,688)	$(34,054)
__________
(1)Amounts primarily relate to the sales of certain intellectual property rights and certain other assets including, in 2022, assets associated with the sale transactions that are further discussed in Note 5. Discontinued Operations and Asset Sales.
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
NOTE 22. INCOME TAXES
Loss from Continuing Operations before Income Tax
Our operations are conducted through our various subsidiaries in numerous jurisdictions throughout the world. We have provided for income taxes based upon the tax laws and rates in the jurisdictions in which our operations are conducted.

The components of our Loss from continuing operations before income tax by geography are as follows (in thousands):

	Successor	Predecessor
	2024	Period From January 1, 2024 through April 23, 2024	2023	2022
U.S.	$(35,127)	$6,208,817	$(1,609,064)	$(2,429,315)
International	(826,760)	40,174	(782,860)	(458,787)
Total loss from continuing operations before income tax	$(861,887)	$6,248,991	$(2,391,924)	$(2,888,102)
Income tax from continuing operations consists of the following (in thousands):

	Successor	Predecessor
	2024	Period From January 1, 2024 through April 23, 2024	2023	2022
Current:
U.S. Federal	$70,038	$28,549	$44,304	$21,057
U.S. State	16,077	4,598	2,900	1,731
International	15,645	1,178	3,956	6,031
Total current income tax	$101,760	$34,325	$51,160	$28,819
Deferred:
U.S. Federal	$(138,918)	$62,648	$5,126	$(622)
U.S. State	(17,786)	5,592	451	1,065
International	(76,079)	(44,054)	(875)	(7,746)
Total deferred income tax	$(232,783)	$24,186	$4,702	$(7,303)
Total income tax	$(131,023)	$58,511	$55,862	$21,516

Tax Rate
A reconciliation of income tax from continuing operations at the U.S. federal statutory income tax rate to the total income tax provision from continuing operations is as follows (in thousands):

	Successor	Predecessor
	2024	Period From January 1, 2024 through April 23, 2024	2023	2022
Notional U.S. federal income tax provision at the statutory rate	$(180,996)	$(28,689)	$(502,304)	$(606,502)
State income tax, net of federal benefit	3,408	2,075	3,283	(9,517)
Uncertain tax positions	166	1,787	32,191	21,930
Residual tax on non-U.S. net earnings	64,858	(5,427)	(610,200)	(32,257)
Non-deductible goodwill impairment	—	—	—	385,459
Change in valuation allowance	342	44,508	6,449,891	306,497
Capital gains tax	—	4,234	—	—
Non-deductible expenses	—	75,172	109,629	47,221
Executive compensation limitation	1,559	104	7,254	5,580
Equity based compensation	—	—	4,522	3,247
Financing activities (1)	8,787	(54,995)	(3,035,598)	73,629
Investment activities (2)	—	—	(2,681,806)	(178,018)
Non-deductible legal settlement	—	—	279,216	—
Intra-entity transfers of assets	(32,033)	—	—	—
Emergence (3)	—	18,982	—	—
Other	2,886	760	(216)	4,247
Income tax	$(131,023)	$58,511	$55,862	$21,516
__________
(1)The amount in the Successor period ended December 31, 2024 primarily relates to the tax impact of forgiveness of OUS intercompany trading receivables. The amount in 2023 (Predecessor) primarily relates to tax deductible losses associated with receivables in consolidated subsidiaries, which is fully offset by an increase to the valuation allowance. The 2022 (Predecessor) amount primarily relates to nondeductible foreign currency gains and losses on intercompany debt.
(2)The amounts in Predecessor years ended December 31, 2023 and 2022 primarily relate to tax deductible losses associated with the investment in consolidated subsidiaries. The tax benefit is fully offset by an increase to the valuation allowance.
(3)Relates to impacts from plan effects and fresh start accounting.
The income tax benefit of $131 million for the Successor period ended December 31, 2024 primarily related to a $96.5 million tax benefit on pre-tax losses outside of the United States (OUS). Additionally, there was a $32.2 million tax benefit associated with a deferred tax benefit on a post-emergence intra-entity transfer.
The income tax expense of $58.5 million for the Predecessor period from January 1, 2024 through April 23, 2024 includes income tax expense of $19 million related to the impact of the Plan and Fresh Start Adjustments. Related to the impact of the Plan, Endo International plc recorded an income tax benefit of $171.1 million for a release to the historical valuation allowances associated with certain deferred tax assets, $25.6 million for the reduction of certain net deferred tax liabilities and an income tax expense of $3.8 million for the reduction in income tax payable/receivables. These benefits are partially offset by $211.4 million of income tax expense for the deferred tax impact from Fresh Start Adjustments. The Company also recorded income tax expenses of $30.1 million related to increases in accrued interest on uncertain tax position, $4.2 million Indian capital gain tax on the intercompany transfer of shares, and $9.3 million related to changes in valuation allowances. This was offset by an income tax benefit of $10.3 million associated with a reduction to our net UTP liability related to a Canadian statute lapse.
The income tax expense for the Predecessor years ended December 31, 2023 and 2022 primarily relates to accrued interest on uncertain tax positions.
The change in income tax benefit for the Successor period ending December 31, 2024 versus the Predecessor period ending April 23, 2024 primarily relates to the tax benefit on the Successor period pre-tax loss with no valuation allowance coupled with a deferred tax benefit on a post-emergence intra-entity transfer and the lack of impact related to the Plan and Fresh Start Adjustments. The change in income tax expense for the Predecessor period ending April 23, 2024 versus the Predecessor period ending December 31, 2023 primarily relates to the income tax expense resulting from the impact of the Plan and Fresh Start Adjustments offset by a decrease in the accrued interest on uncertain tax positions. The change in 2023 (Predecessor) income tax expense compared to 2022 (Predecessor) primarily relates to an increase in accrued interest on uncertain tax positions.

Deferred Tax Assets and Liabilities
Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The significant components of the net deferred income tax asset (liability) shown on the balance sheets are as follows (in thousands):

	Successor	Predecessor
	December 31, 2024	December 31, 2023
Deferred tax assets:
Accrued expenses and reserves	$45,183	$274,424
Deferred interest deduction	26,826	492,394
Fixed assets, intangible assets and deferred amortization	101,967	549,715
Loss on capital assets	—	4,755
Investments	20	—
Net operating loss carryforward	160	15,478,840
Other	23,558	59,145
Research and development and other tax credit carryforwards	—	7,402
Total gross deferred income tax assets	$197,714	$16,866,675
Deferred tax liabilities:
Other	$(3,569)	$(9,148)
Investments	—	(136)
Total gross deferred income tax liabilities	$(3,569)	$(9,284)
Valuation allowance	(342)	(16,873,639)
Net deferred income tax asset (liability)	$193,803	$(16,248)
A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company assesses the available positive and negative evidence to estimate whether the existing deferred tax assets will be realized. It is possible in the future we may be required to establish a valuation allowance on a portion of a jurisdiction’s deferred tax assets. Establishing these valuation allowances would result in a charge to income tax expense for the period the establishment is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance establishment are subject to significant management judgment and prospective earnings. As of December 31, 2024, the total valuation allowance was $0.3 million.
Historically, Endo International plc, an Irish-domiciled entity, was the parent company and the reinvestment analysis was completed from an Irish parent perspective. Endo, Inc. is a U.S.-based parent company and therefore our reinvestment analysis has been completed from a U.S.-based parent perspective. Endo, Inc. has determined that the undistributed earnings of all of its foreign subsidiaries will be indefinitely reinvested. The additional income taxes related to indefinitely reinvested earnings for which a deferred tax liability is not recorded is expected to be immaterial.
Uncertain Tax Positions
The Company and its subsidiaries are subject to income taxes in the U.S., various states and numerous foreign jurisdictions with varying statutes as to which tax years are subject to examination by the tax authorities. The Company has taken positions on its tax returns that may be challenged by various tax authorities. The Company believes it has appropriately established reserves for tax-related uncertainties. The Company endeavors to resolve matters with a tax authority at the examination level and could reach agreement with a tax authority at any time. The accruals for tax-related uncertainties are based on the Company’s best estimate of the potential tax exposures. When particular matters arise, a number of years may elapse before such matters are audited and finally resolved. The final outcome with a tax authority may result in a tax liability that is more or less than that reflected in our financial statements. Favorable resolution of such matters could be recognized as a reduction of the Company’s effective tax rate in the year of resolution, while a resolution that is not favorable could increase the effective tax rate and may require the use of cash. Uncertain tax positions are reviewed quarterly and adjusted as necessary when events occur that affect potential tax liabilities, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, identification of new issues and issuance of new legislation, regulations or case law.

As of December 31, 2024, the Company had total UTPs, including accrued interest and penalties, of $4.3 million. If recognized in future years, $4.3 million of such amounts would impact the income tax provision and effective tax rate. As of December 31, 2023, the Predecessor had total UTPs, including accrued interest and penalties, of $680.2 million. If recognized in future years, $295.9 million of such amounts would have impacted the income tax provision and effective tax rate. The following table summarizes the activity related to UTPs (in thousands):

Unrecognized Tax Positions Federal, State and Foreign Tax
UTP Balance at December 31, 2021 (Predecessor)	$566,439
Gross additions for current year positions	20,061
Decrease due to lapse of statute of limitations	(4,451)
Currency translation adjustment	(2,419)
UTP Balance at December 31, 2022 (Predecessor)	$579,630
Gross additions for current year positions	12,457
Decrease due to lapse of statute of limitations	(186)
Currency translation adjustment	(199)
UTP Balance at December 31, 2023 (Predecessor)	$591,702
Gross additions for current year positions	3,764
Gross reductions for prior period positions	(10,214)
Currency translation adjustments	(1,329)
Adjustments related to plan effects	(581,073)
UTP Balance at April 23, 2024 (Predecessor)	$2,850

Currency translation adjustment	(787)
UTP Balance at December 31, 2024 (Successor)	$2,063
Accrued interest and penalties	2,250
Total UTP balance including accrued interest and penalties	$4,313
The Company records accrued interest and penalties, where applicable, related to uncertain tax positions as part of the provision for income taxes. The cumulative accrued interest and penalties related to uncertain tax positions were $2.3 million and $88.5 million as of December 31, 2024 and 2023, respectively.
During the year ended December 31, 2024, the Successor recognized net expense of $0.2 million associated with UTPs primarily related to interest. During the year ended December 31, 2023, the Predecessor recognized net expense of $43.8 million associated with UTPs, primarily related to interest. During the year ended December 31, 2022, the Predecessor recognized net expense of $16.2 million associated with UTPs, primarily related to interest and penalties. At December 31, 2024, the UTP liability is included in the Consolidated Balance Sheets within Other liabilities. At December 31, 2023, the UTP liability is included in the Consolidated Balance Sheets within Liabilities subject to compromise, Other liabilities and, where appropriate, as a reduction to Deferred tax assets.
As of December 31, 2024, we may be subject to examination in the following major tax jurisdictions:

Jurisdiction	Open Years
Canada	2024
India	2012 through 2024
Ireland	2022 through 2024
U.S. - federal, state and local	2024

NOTE 23. NET (LOSS) INCOME PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net (loss) income per share (in thousands):

	Successor	Predecessor
	2024	Period From January 1, 2024 through April 23, 2024	2023	2022
Numerator:
(Loss) income from continuing operations	$(730,864)	$6,190,480	$(2,447,786)	$(2,909,618)
Income (loss) from discontinued operations	—	182,838	(2,021)	(13,487)
Net (loss) income	$(730,864)	$6,373,318	$(2,449,807)	$(2,923,105)
Denominator:
For basic per share data—weighted average shares	76,156	235,220	235,219	234,840
Dilutive effect of common stock/ordinary share equivalents	—	—	—	—
For diluted per share data—weighted average shares	76,156	235,220	235,219	234,840
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
Endo, Inc. issued approximately 244 thousand shares of Escrowed Equity, with such Escrowed Equity to be distributed to holders of second lien deficiency claims and unsecured notes claims in accordance with the “Net Debt Equity Split Adjustment” defined under the Plan, which is excluded for purposes of calculating basic net income (loss) per share in the Consolidated Statements of Operations for the Successor year ended December 31, 2024. Escrowed Equity to be distributed were determined on the Fallback Date, which was 210 days after emergence, or November 19, 2024. Effective December 31, 2024, approximately 189 thousand shares were returned to the Company and cancelled and the remaining shares were released from the escrow account to holders of second lien deficiency claims and unsecured notes claims. The non-cash impact of the distribution of equity to holders of second lien deficiency claims and unsecured notes claims was approximately $1.4 million, recorded as an adjustment to Endo Inc.’s additional paid-in capital.
As contemplated by the Plan and approved on July 23, 2024, Endo, Inc. adopted a long-term incentive plan and authorized and reserved 3.6 million shares for issuance pursuant to equity incentive awards to be granted under such plan. On September 30, 2024, Endo, Inc. granted 1.3 million awards under the Endo, Inc. 2024 Stock Incentive Plan. As of March 4, 2025, up to approximately 2.3 million shares are issuable subject to the terms of equity awards granted under Endo, Inc.’s 2024 Stock Incentive Plan.
Diluted shares used in the calculation of the diluted loss per share for the year ended December 31, 2024 represented basic shares. Due to the net loss experienced by the Company for the year ended December 31, 2024, the inclusion of the potentially dilutive effect of approximately 1.3 million equity awards in the calculation of actual diluted shares would have resulted in anti-dilution.
On March 3, 2023, in connection with its bankruptcy proceedings, Endo International plc took action to reject all outstanding award agreements associated with its stock options and stock awards.
NOTE 24. SAVINGS AND INVESTMENT PLAN AND DEFERRED COMPENSATION PLANS
Savings and Investment Plan
The Company maintains a defined contribution Savings and Investment Plan (the Endo 401(k) Plan) covering all U.S.-based eligible employees. The Company matches 100% of the first 3% of eligible cash compensation that a participant contributes to the Endo 401(k) Plan plus 50% of the next 2% for a total of up to 4%, subject to statutory limitations. The Company’s matching contributions generally vest ratably over a two-year period.
Costs incurred for contributions made to the Endo 401(k) Plan amounted to $3.8 million, $2.2 million, $5.7 million and $6.5 million for the Successor year ended December 31, 2024, the Predecessor period January 1, 2024 through April 23, 2024, the year ended December 31, 2023 (Predecessor) and the year ended December 31, 2022 (Predecessor), respectively.

NOTE 25. SUBSEQUENT EVENTS
Divestiture of International Pharmaceutical Business
On March 10, 2025, the Company entered into a definitive agreement to divest its International Pharmaceuticals business to Knight Therapeutics Inc. The total consideration for the transaction is up to $99 million, which includes an upfront cash payment of $84 million and up to an additional $15 million in potential future payments contingent upon the achievement of certain milestones. The transaction is expected to close in mid-2025, pending customary regulatory approvals and satisfaction of other customary closing conditions. The assets subject to sale are classified as held and used as of December 31, 2024 as the criteria for classification as held for sale were not met as of that date. Such assets are expected to be classified as held for sale as of March 31, 2025 in the Company’s first quarter Form 10-Q. Among other potential accounting considerations, the Company is in the process of assessing whether the transaction represents a strategic shift to the Company’s overall business.
Combination of Mallinckrodt and Endo
On March 13, 2025, Endo Inc. and Mallinckrodt plc (“Mallinckrodt”) entered the Transaction Agreement. Under the terms of the agreement, upon completion of the combination transaction, Endo’s shareholders will receive shares of Mallinckrodt stock and their pro rata share of cash, totaling $80 million (subject to an adjustment of up to an additional $20 million) in the aggregate, for each share of Endo stock owned as of the specified record date, such that upon completion of the combination transaction, Mallinckrodt will be the parent entity of the combined group and Mallinckrodt shareholders will own 50.1% and Endo shareholders will own 49.9% of the combined company. Mallinckrodt will continue as the holding company for the combined business, and Endo will become a wholly owned subsidiary of Mallinckrodt, with all of Mallinckrodt’s operating assets being contributed to Endo or its subsidiaries.
The transaction is expected to close in the second half of 2025, subject to approval by shareholders of both companies, regulatory approvals and customary closing conditions.