Form 10-Q
period 2025-03-31
Endo, Inc.
filed 2025-05-12
CIK 2008861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________
FORM 10-Q
____________________________________________________________________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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

9 Great Valley Parkway
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

The number of common stock, par value $0.001 per share outstanding as of May 5, 2025 was 76,313,462.

ENDO, INC.
INDEX

		Page
Forward-Looking Statements		i

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of March 31, 2025 (Successor) and December 31, 2024 (Successor) (Unaudited)	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 (Successor) and the three months ended March 31, 2024 (Predecessor) (Unaudited)	2
	Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2025 (Successor) and the three months ended March 31, 2024 (Predecessor) (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 (Successor) and the three months ended March 31, 2024 (Predecessor) (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	34

Signatures		35

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
Because these forward-looking statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties including, without limitation, the combination with Mallinckrodt and potential separation of the generics business, the impacts of competition such as those related to XIAFLEX® and other branded, sterile injectable and generic products; technological advances and patents obtained by competitors; our ability to develop or expand our product pipeline and to launch new products and to continue to develop the market for XIAFLEX® and other branded, sterile injectable or generic products; the timing and uncertainty of the results of both the research and development (R&D) and regulatory processes, including regulatory approvals, product recalls, withdrawals and other unusual items; our ability to obtain and maintain adequate protection for our intellectual property rights; the success of any acquisition, licensing or commercialization; the uncertainty associated with the identification of and successful consummation and execution of external corporate development initiatives and strategic partnering transactions; the performance of third parties upon whom we rely for goods and services; the impact that known and unknown side effects may have on market perception and consumer preference; the performance, including the approval, introduction and consumer and physician acceptance of new products and the continuing acceptance of currently marketed products; the effectiveness of advertising and other promotional campaigns; changing competitive, market and regulatory conditions; the timely and successful implementation of any strategic and/or optimization initiatives; changes in legislation or regulations; issues associated with our supply chain; our ability to obtain and successfully manufacture, maintain and distribute a sufficient supply of products to meet market demand in a timely manner; domestic and foreign health care and cost containment reforms, including government pricing, tax and reimbursement policies; supply chain issues; the timing or results of any potential future litigation, investigations, claims, actual or contingent liabilities; and the other risks and uncertainties more fully described under the caption “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 13, 2025 (the Annual Report) and in other reports that we file with the SEC.
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
i

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

ENDO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$369,683	$387,247
Restricted cash and cash equivalents	91,913	89,183
Accounts receivable, net	394,877	415,924
Inventories, net	459,280	527,736
Prepaid expenses and other current assets	66,234	53,288
Income taxes receivable	9,225	2,509
Assets held for sale (NOTE 3)	63,717	—
Total current assets	$1,454,929	$1,475,887
PROPERTY, PLANT AND EQUIPMENT, NET	543,251	548,818
OPERATING LEASE ASSETS	38,419	39,193
OTHER INTANGIBLES, NET	1,709,506	1,815,861
DEFERRED INCOME TAXES	253,894	240,192
OTHER ASSETS	191,050	232,950
TOTAL ASSETS	$4,191,049	$4,352,901
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$447,469	$475,485
Current portion of legal settlement accrual	1,704	1,342
Current portion of operating lease liabilities	3,901	3,994
Current portion of long-term debt	15,000	15,000
Income taxes payable	18,848	19,172
Liabilities held for sale (NOTE 3)	4,863	—
Total current liabilities	$491,785	$514,993
DEFERRED INCOME TAXES	39,843	46,389
LONG-TERM DEBT, LESS CURRENT PORTION, NET	2,420,747	2,422,721
LONG-TERM LEGAL SETTLEMENT ACCRUAL, LESS CURRENT PORTION	6,266	6,088
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION	34,656	34,759
OTHER LIABILITIES	71,529	75,613
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY:
Endo, Inc. common stock, $0.001 par value; 1,000,000,000 shares authorized; 76,211,329 shares issued and outstanding at both March 31, 2025 and December 31, 2024	76	76
Endo, Inc. additional paid-in capital	1,989,313	1,986,133
Accumulated deficit	(859,494)	(730,864)
Accumulated other comprehensive loss	(3,672)	(3,007)
Total stockholders’ equity	$1,126,223	$1,252,338
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,191,049	$4,352,901
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars and shares in thousands, except per share data)

	Successor	Predecessor
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
TOTAL REVENUES, NET	$392,833	$419,507
COSTS AND EXPENSES:
Cost of revenues	295,403	199,013
Selling, general and administrative	149,041	130,068
Research and development	31,634	25,902
Acquired in-process research and development	2,536	750
Litigation-related and other contingencies, net	320	—
Asset impairment charges	—	304
Acquisition-related and integration items, net	1,015	621
Interest expense, net	52,670	—
Reorganization items, net	—	203,046
Other expense, net	1,028	5,755
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX	$(140,814)	$(145,952)
INCOME TAX (BENEFIT) EXPENSE	(12,184)	7,882
LOSS FROM CONTINUING OPERATIONS	$(128,630)	$(153,834)
DISCONTINUED OPERATIONS, NET OF TAX (NOTE 3)	—	(396)
NET LOSS	$(128,630)	$(154,230)
NET LOSS PER SHARE—BASIC:
Continuing operations	$(1.69)	$(0.65)
Discontinued operations	—	(0.01)
Basic	$(1.69)	$(0.66)
NET LOSS PER SHARE—DILUTED:
Continuing operations	$(1.69)	$(0.65)
Discontinued operations	—	(0.01)
Diluted	$(1.69)	$(0.66)
WEIGHTED AVERAGE SHARES:
Basic	76,211	235,220
Diluted	76,211	235,220
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(Dollars in thousands)

	Successor	Predecessor
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
NET LOSS	$(128,630)	$(154,230)
OTHER COMPREHENSIVE LOSS:
Net unrealized loss on foreign currency	$(665)	$(2,924)
Total other comprehensive loss	$(665)	$(2,924)
COMPREHENSIVE LOSS	$(129,295)	$(157,154)
See accompanying Notes to Condensed Consolidated Financial Statements.

ENDO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Successor	Predecessor
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
OPERATING ACTIVITIES:
Net loss	$(128,630)	$(154,230)
Adjustments to reconcile Net loss to Net cash provided by operating activities:
Depreciation and amortization	76,473	74,527
Inventory step-up	83,976	—
Share-based compensation	3,180	—
Amortization of debt issuance costs and discount	2,167	—
Deferred income taxes	(21,043)	1,520
Change in fair value of contingent consideration	1,015	621
Acquired in-process research and development charges	2,536	750
Asset impairment charges	—	304
Non-cash impacts of the reorganization, inclusive of certain reorganization-related income tax expenses	—	150,948
Gain on sale of business and other assets	(67)	(178)
Other	1,291	357
Changes in assets and liabilities which provided (used) cash:
Accounts receivable	20,557	20,118
Inventories	5,199	(24,320)
Prepaid and other assets	(12,368)	(14,803)
Accounts payable, accrued expenses and other liabilities	(26,111)	(30,671)
Income taxes payable/receivable, net	(7,047)	851
Net cash provided by operating activities	$1,128	$25,794
INVESTING ACTIVITIES:
Capital expenditures, excluding capitalized interest	(13,618)	(16,602)
Proceeds from the U.S. Government Agreement	632	5,324
Acquisitions, including in-process research and development, net of cash and restricted cash acquired	(1,036)	(750)
Proceeds from sale of business and other assets	2,102	1,565
Net cash used in investing activities	$(11,920)	$(10,463)
FINANCING ACTIVITIES:
Repayments of term loans	(3,750)	—
Adequate protection payments	—	(150,533)
Repayments of other indebtedness	(129)	(1,810)
Payments for contingent consideration	(159)	(976)
Net cash used in financing activities	$(4,038)	$(153,319)
Effect of foreign exchange rate	(4)	(784)
NET DECREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	$(14,834)	$(138,772)
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	476,430	1,030,621
CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$461,596	$891,849

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions, including in-process research and development, accrued in the period but not yet paid	$1,500	$—
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
The accompanying unaudited Condensed Consolidated Financial Statements of Endo, Inc. and its subsidiaries and the Predecessor have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of Endo, Inc. and its subsidiaries and the Predecessor, which are unaudited, include all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2025 and the results of operations and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The year-end Condensed Consolidated Balance Sheet data as of December 31, 2024, was derived from the audited financial statements of Endo, Inc. but does not include all disclosures required by U.S. GAAP.
The information included in the accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the annual financial statements of Endo, Inc. within the Company’s Annual Report.
Certain prior period amounts have been reclassified to conform to the current period presentation for comparability purposes. While maintaining the same segment profitability measure as the Predecessor, the Company has updated the categories presented to reconcile to segment adjusted income from continuing operations in Note 4. Segment Results and aligned the three month ended March 31, 2024 categories for comparability.
Effectiveness of the Plan of Reorganization
Historically, our business has been operated by Endo International plc, together with its subsidiaries. On August 16, 2022 (the Petition Date), Endo International plc, together with certain of its direct and indirect subsidiaries (the Debtors), filed voluntary petitions for relief under chapter 11 of title 11 of the United States (U.S.) Code (the Bankruptcy Code). The Debtors received approval from the U.S. Bankruptcy Court for the Southern District of New York (the Bankruptcy Court) to jointly administer their chapter 11 cases (the Chapter 11 Cases) for administrative purposes only pursuant to Rule 1015(b) of the Federal Rules of Bankruptcy Procedure under the caption In re Endo International plc, et al. On December 19, 2023, the Debtors filed a proposed chapter 11 plan of reorganization (as amended, including on January 5, 2024, January 9, 2024 and March 18, 2024, and including any exhibits and supplements filed with respect thereto, the Plan or Plan of Reorganization) and related disclosure statement with the Bankruptcy Court. The Bankruptcy Court confirmed the Plan on March 19, 2024, and the Debtors satisfied all conditions required for the Plan effectiveness (the Effective Date) on April 23, 2024. Pursuant to the Plan and the Purchase and Sale Agreement (PSA), Endo, Inc. acquired from the Debtors substantially all of the assets, as well as certain equity interests of the Debtors and non-debtor affiliates and assumed certain liabilities of Endo International plc. Endo International plc will be dissolved in connection with the consummation of the Plan.
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

Combination of Mallinckrodt and Endo
On March 13, 2025, Endo Inc. and Mallinckrodt plc (Mallinckrodt) entered into a transaction agreement (the Transaction Agreement) to effectuate a combination of the respective companies. Under the terms of the agreement, upon completion of the combination transaction, Endo’s shareholders will receive shares of Mallinckrodt stock and their pro rata share of cash, totaling $80 million (subject to an adjustment of up to an additional $20 million) in the aggregate, for each share of Endo stock owned as of the specified record date, such that upon completion of the combination transaction, Mallinckrodt will be the parent entity of the combined group and Mallinckrodt shareholders will own 50.1% and Endo shareholders will own 49.9% of the combined company. Mallinckrodt will continue as the holding company for the combined business, and Endo will become a wholly owned subsidiary of Mallinckrodt, with all of Mallinckrodt’s operating assets being contributed to Endo or its subsidiaries.
The business combination is expected to be accounted for as an acquisition of Endo by Mallinckrodt under the acquisition method of accounting, and Mallinckrodt is expected to be treated as the acquirer for accounting purposes. Mallinckrodt will record assets acquired and liabilities assumed from Endo primarily at their respective fair values at the date of completion of the business combination. Any excess of the purchase price over the net fair value of such assets and liabilities will be recorded as goodwill.
The transaction is expected to close in the second half of 2025, subject to approval by shareholders of both companies, regulatory approvals and customary closing conditions.
At this time, subject to the completion of the transaction, we anticipate that the financial statements and operating results of the combined company subsequent to the closing will be significantly different from the Company’s historical financial statements and operating results in periods prior to the closing of the transaction.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of our Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts and disclosures in our Condensed Consolidated Financial Statements, including the Notes thereto, and elsewhere in this report. For example, we are required, or were required in the predecessor period, to make significant estimates and assumptions related to revenue recognition, including sales deductions, long-lived assets, goodwill, intangible assets, income taxes, contingencies, financial instruments, share-based compensation, estimated allowed claim amounts, liabilities subject to compromise and reorganization items, net, among others. Some of these estimates can be subjective and complex. Uncertainties related to worldwide macroeconomic conditions including interest rates, employment rates, consumer spending, tariffs and health insurance coverage, among others, have increased the complexity of developing these estimates, including the allowance for expected credit losses and the carrying amounts of long-lived assets and intangible assets. Additionally, we may sell or otherwise dispose of or liquidate assets or settle liabilities for amounts other than those reflected in the accompanying Condensed Consolidated Financial Statements. The possibility or occurrence of any such actions could materially impact the amounts and classifications of such assets and liabilities reported in our Condensed Consolidated Balance Sheets. Although we believe that our estimates and assumptions are reasonable, there may be other reasonable estimates or assumptions that differ significantly from ours. Further, our estimates and assumptions are based upon information available at the time they were made. Actual results may differ significantly from our estimates, including as a result of the uncertainties described in this report, those described in our other reports filed with the SEC or other uncertainties.
Significant Accounting Policies Added or Updated since December 31, 2024
There have been no significant changes to our significant accounting policies since December 31, 2024. For additional discussion of the Company’s significant accounting policies, see Note 4. Summary of Significant Accounting Policies in the Consolidated Financial Statements included in Part IV, Item 15 of the Company’s Annual Report.
Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted at March 31, 2025
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures (ASU 2023-09) to enhance the transparency and decision usefulness of income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company intends to adopt the new guidance on the effective date and does not expect the adoption to have a material impact on its consolidated financial statements other than the expanded disclosure.

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
NOTE 3. DISCONTINUED OPERATIONS AND HELD FOR SALE
The operating results of Endo International plc’s legacy Astora business, which was resolved to be wound down in 2016, are reported as Discontinued operations, net of tax in the Predecessor Condensed Consolidated Statements of Operations for all periods presented, if applicable. The following table provides the operating results of Astora Discontinued operations, net of tax, for the three months ended March 31, 2024 (in thousands):

Predecessor
Three Months Ended March 31, 2024
Loss from discontinued operations before income taxes	$(456)
Income tax benefit	(60)
Discontinued operations, net of tax	$(396)
Loss from discontinued operations before income taxes includes mesh-related legal defense costs and certain other items.
The cash flow from discontinued operating activities related to Astora included the impact of net loss of $0.4 million for the three months ended March 31, 2024 and the impact of cash activity related to vaginal mesh cases. During the period presented above, there were no material net cash flows related to Astora discontinued investing activities and there was no depreciation or amortization expense related to Astora.
There are no discontinued operations in the Successor period.
Divestiture of International Pharmaceutical Business
On March 10, 2025, the Company entered into a definitive agreement to divest its International Pharmaceuticals business to Knight Therapeutics Inc. The total consideration for the transaction is up to $99 million, which includes an upfront cash payment of approximately $84 million, subject to certain hold backs and adjustments, and up to an additional $15 million in potential future payments contingent upon the achievement of certain milestones. As of March 31, 2025, the sale has not yet closed; the transaction is expected to close in mid-2025, pending customary regulatory approvals and satisfaction of other customary closing conditions. The assets subject to sale are classified as held and used as of December 31, 2024 as the criteria for classification as held for sale were not met as of that date.
During the first quarter of 2025, these assets, which include intellectual property, certain leased assets and property, plant and equipment, among other assets and liabilities, with a net carrying amount of approximately $58.9 million as of March 31, 2025, met the criteria to be classified as held for sale in the Condensed Consolidated Balance Sheets. Depreciation and amortization expense is not recorded on assets held for sale. These assets, which represent substantially all of the Company’s International Pharmaceuticals segment, did not meet the requirements for treatment as a discontinued operation as the divestiture was concluded to not represent a strategic shift that has (or will have) a major effect on the Company’s financial results.

The following table provides the components of the Assets and Liabilities held for sale of the International Pharmaceuticals business as of March 31, 2025 (in thousands):

Successor
March 31, 2025
Current assets	$16,656
Property, plant and equipment, net	322
Operating lease assets	649
Other intangibles, net	43,758
Other assets	2,332
Assets held for sale	$63,717
Current liabilities	1,933
Operating lease liabilities	436
Other liabilities	2,494
Liabilities held for sale	$4,863
NOTE 4. SEGMENT RESULTS
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
International Pharmaceuticals
Our International Pharmaceuticals segment includes a variety of specialty pharmaceutical products, including over-the-counter (OTC) products, sold outside the U.S., primarily in Canada through our operating company Paladin. Refer to Note 3. Discontinued Operations and Held for Sale for additional information about the sale of the International Pharmaceuticals business which represents substantially all of the International Pharmaceuticals segment.
The chief operating decision maker (CODM) is the Company’s Interim Chief Executive Officer. The CODM uses Segment adjusted income (loss) from operations before income tax to evaluate segment performance and to allocate resources, including as it relates to employees and capital resources, among others predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances, as well as period over period variances, on a quarterly basis when making decisions about allocation of capital and personnel to segments. The CODM is not provided, nor does he review, asset information at the segment level. Therefore, the Company has not disclosed asset information for each reportable segment.
The accounting policies of the segments are the same as those applied to the condensed consolidated financial statements and remain consistent with those described in the audited Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2024, included in the Company’s Annual Report. Segment results exclude the impact of certain income and expenses that are not reflective of the underlying operations of the business and are therefore not considered by the CODM in evaluating the performance of the segments.

Segment adjusted income (loss) from operations before income tax is defined as Loss from continuing operations before income tax, excluding: acquired in-process research and development charges; acquisition-related and integration items, including transaction costs and changes in the fair value of contingent consideration; cost reduction and integration-related initiatives such as separation benefits, continuity payments, other exit costs and certain costs associated with integrating an acquired company’s operations; certain amounts related to strategic review initiatives; asset impairment charges; amortization of intangible assets; inventory step-up recorded as part of our acquisitions; litigation-related and other contingent matters; certain legal costs; gains or losses from early termination of debt; debt modification costs; gains or losses from the sales of businesses and other assets; foreign currency gains or losses on intercompany financing arrangements; reorganization items, net (in the Predecessor periods); and certain other items. For the three months ended March 31, 2025, the Successor does not have operating results classified as Discontinued operations, net of tax.
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

	Successor	Predecessor
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Branded Pharmaceuticals:
Specialty Products:
XIAFLEX®	$121,366	$113,049
SUPPRELIN® LA	27,380	20,135
Other Specialty (1)	11,583	15,219
Total Specialty Products	$160,329	$148,403
Established Products:
PERCOCET®	$21,986	$24,544
TESTOPEL®	10,290	10,491
Other Established (2)	16,886	17,358
Total Established Products	$49,162	$52,393
Total Branded Pharmaceuticals (3)	$209,491	$200,796
Sterile Injectables:
ADRENALIN®	$14,051	$27,367
VASOSTRICT®	8,286	26,953
Other Sterile Injectables (4)	48,934	43,914
Total Sterile Injectables (3)	$71,271	$98,234
Total Generic Pharmaceuticals (5)	$99,084	$103,317
Total International Pharmaceuticals (6)	$12,987	$17,160
Total revenues, net	$392,833	$419,507
__________
(1)Products included within Other Specialty include, but are not limited to, AVEED®.
(2)Products included within Other Established include, but are not limited to, EDEX®.
(3)Individual products presented above represent the top two performing products in each product category for either the Successor three months ended March 31, 2025 and/or any product having revenues in excess of $25 million during any completed quarterly period in 2025 or 2024.
(4)Products included within Other Sterile Injectables include, but are not limited to, APLISOL®. No individual product within Other Sterile Injectables has exceeded 5% of consolidated total revenues for the periods presented.
(5)The Generic Pharmaceuticals segment is comprised of a portfolio of products that are generic versions of branded products, are distributed primarily through the same wholesalers, generally have limited or no intellectual property protection and are sold within the U.S. During the Successor three months ended March 31, 2025 and the Predecessor three months ended March 31, 2024, Lidocaine patch 5% made up 9% and 7%, respectively, of consolidated revenues. During the Predecessor three months ended March 31, 2024, Dexlansoprazole delayed release capsules, which launched in November 2022, made up 5% of consolidated total revenues. No other individual product within the segment has exceeded 5% of consolidated total revenues for the periods presented.
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
Successor period segment disclosure. The following tables represent the information, including significant segment expenses, regularly provided to and reviewed by the Company’s CODM (in thousands):

	For the Successor Three Months Ended March 31, 2025
	Branded Pharmaceuticals	Sterile Injectables	Generic Pharmaceuticals	International Pharmaceuticals	Total
Total revenues, net (1)	$209,491	$71,271	$99,084	$12,987	$392,833

Less: (2)
Cost of revenues	16,781	56,292	70,760	6,141
Selling and marketing	60,183	3,850	1,632	2,486
General and administrative	8,551	3,670	2,984	2,938
Research and development	11,739	17,894	2,001	—
Segment adjusted income (loss) from operations before income tax	$112,237	$(10,435)	$21,707	$1,422	$124,931

Other segment disclosures:
Depreciation (3)	$1,802	$7,235	$3,539	$175
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
(3)Depreciation expense disclosed by reportable segment is included in segment expense captions, such as Cost of revenues, Selling and marketing, General and administrative, and Research and development.
Predecessor period segment disclosure. The following represents selected information for the Company’s reportable segments (in thousands):

Predecessor
Three Months Ended March 31, 2024
Net revenues from external customers:
Branded Pharmaceuticals	$200,796
Sterile Injectables	98,234
Generic Pharmaceuticals	103,317
International Pharmaceuticals (1)	17,160
Total net revenues from external customers	$419,507
Segment adjusted income from continuing operations before income tax:
Branded Pharmaceuticals	$104,093
Sterile Injectables	37,070
Generic Pharmaceuticals	25,456
International Pharmaceuticals	3,486
Total segment adjusted income from continuing operations before income tax	$170,105
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

Successor and Predecessor reconciliations. The tables below provide reconciliations of our Total segment adjusted income from continuing operations before income tax to our Total consolidated (loss) income from continuing operations before income tax (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Reconciliation of profit or loss (Segment adjusted income from operations before income tax):
Segment adjusted income from operations before income tax	$124,931	$170,105
Interest expense, net	(52,670)	—
Unallocated amounts:
Corporate unallocated costs (1)	(42,937)	(37,550)
Asset impairment charges	—	(304)
Acquisitions and divestitures (2)	(169,830)	(63,279)
Restructuring or similar transactions (3)	1,409	(4,961)
Reorganization items, net	—	(203,046)
Other, net (4)	(1,717)	(6,917)
Total consolidated loss from continuing operations before income tax	$(140,814)	$(145,952)
__________
(1)For all periods presented, amounts include certain corporate overhead costs, such as headcount, facility and corporate litigation expenses and certain other income and expenses.
(2)Amounts for the Successor three months ended March 31, 2025, includes: (i) approximately $84.0 million of inventory step up amortization; (ii) approximately $62.6 million of intangible assets amortization; (iii) approximately $16.2 million of transaction costs related to the combination of Mallinckrodt and Endo and divestiture of our International Pharmaceutical business; (iv) approximately $6.0 million of costs related to the ongoing wind down of the remaining Debtors; and (v) an approximately $1 million increase in the fair value of acquisition-related contingent consideration. Amounts for the Predecessor three months ended March 31, 2024 primarily relate to amortization of intangible assets.
(3)Amounts for the Successor three months ended March 31, 2025 primarily relate to the reversal of previously recognized net employee separation charges. Amounts for the Predecessor three months ended March 31, 2024 included net employee separation, continuity and other benefit-related charges of approximately $5.0 million.
(4)Amounts for the Successor three months ended March 31, 2025 primarily relate to items included in Other expense, net further discussed in Note 15. Other Expense, Net. Amounts for the Predecessor three months ended March 31, 2024 primarily relate to a charge of approximately $6 million associated with the rejection of an executory contract, which was approved by the Bankruptcy Court in February 2024.

NOTE 5. FAIR VALUE MEASUREMENTS
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
Restricted Cash and Cash Equivalents
The Company’s restricted cash and cash equivalent balances at March 31, 2025 and December 31, 2024 were $91.9 million and $89.2 million, respectively, and primarily relate to certain self-insurance related matters. These balances are classified as current assets in the Condensed Consolidated Balance Sheets in the Restricted cash and cash equivalents line item, as the potential for, and timing of, future claims and/or payment is unknown and could result in distributions within the next twelve months.
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

Recurring Fair Value Measurements
The financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at March 31, 2025 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market funds	$273,289	$—	$—	$273,289
Liabilities:
Acquisition-related contingent consideration—current	$—	$—	$3,588	$3,588
Acquisition-related contingent consideration—noncurrent	$—	$—	$4,472	$4,472

	Fair Value Measurements at December 31, 2024 using:
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Money market funds	$141,315	$—	$—	$141,315
Liabilities:
Acquisition-related contingent consideration—current	$—	$—	$3,303	$3,303
Acquisition-related contingent consideration—noncurrent	$—	$—	$4,041	$4,041
Fair Value Measurements Using Significant Unobservable Inputs
The following tables present changes to the liability for acquisition-related contingent consideration, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Beginning of period	$7,344	$12,447
Amounts settled	(299)	(976)
Changes in fair value recorded in earnings	1,015	621
Effect of currency translation	—	(42)
End of period	$8,060	$12,050
At March 31, 2025, the fair value measurements of the contingent consideration obligations were determined using risk-adjusted discount rates ranging from 8.9% to 19.0% (weighted average rate of approximately 18.1%, weighted based on relative fair value). Changes in fair value recorded in earnings related to acquisition-related contingent consideration are included in our Condensed Consolidated Statements of Operations as Acquisition-related and integration items, net.
The following tables present changes to the liability for acquisition-related contingent consideration by acquisition (in thousands):

	Balance as of December 31, 2024	Changes in Fair Value Recorded in Earnings	Amounts Settled and Other	Balance as of March 31, 2025
Auxilium acquisition	$6,647	$872	$(158)	$7,361
Other	697	143	(141)	699
Total	$7,344	$1,015	$(299)	$8,060
Nonrecurring Fair Value Measurements
The Company’s long-lived assets and other intangible assets may be subject to nonrecurring fair value measurement for the evaluation of potential impairment. During the Successor three months ended March 31, 2025 and Predecessor three months ended March 31, 2024, there were no nonrecurring fair value measurements.

NOTE 6. INVENTORIES
Inventories, net of applicable reserves, consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$90,110	$94,758
Work-in-process	256,565	274,321
Finished goods	112,605	158,657
Total	$459,280	$527,736
Inventory in excess of the amount expected to be sold within one year is classified as noncurrent inventory and is not included in the table above. At March 31, 2025 and December 31, 2024, $168.3 million and $203.5 million, respectively, of noncurrent inventory was included in Other assets in the Condensed Consolidated Balance Sheets. These noncurrent inventory balances reflect the impact of fresh start accounting. As of March 31, 2025 and December 31, 2024, the reported inventory balances include approximately $355.3 million and $440.2 million, respectively, of remaining unamortized step up in fair value, including $129.8 million and $170.6 million, respectively, classified as long term inventory and classified as Other assets in the Condensed Consolidated Balance Sheet. The remaining unamortized step up in fair value will be reflected as Cost of revenue in future periods as the inventory is sold.
As of March 31, 2025 and December 31, 2024, the Company’s Condensed Consolidated Balance Sheets included approximately $1.2 million and $0.1 million, respectively, of capitalized pre-launch inventories related to products that were not yet available to be sold.
NOTE 7. LEASES
The following table presents information about the Company’s right-of-use assets and lease liabilities (in thousands):

	Balance Sheet Line Items	March 31, 2025	December 31, 2024
Right-of-use assets:
Operating lease right-of-use assets	Operating lease assets	$38,419	$39,193
Finance lease right-of-use assets	Property, plant and equipment, net	3,632	3,822
Total right-of-use assets		$42,051	$43,015
Operating lease liabilities:
Current operating lease liabilities	Current portion of operating lease liabilities	$3,901	$3,994
Noncurrent operating lease liabilities	Operating lease liabilities, less current portion	34,656	34,759
Total operating lease liabilities		$38,557	$38,753
Finance lease liabilities:
Current finance lease liabilities	Accounts payable and accrued expenses	$805	$634
Noncurrent finance lease liabilities	Other liabilities	2,648	2,794
Total finance lease liabilities		$3,453	$3,428

The following table presents information about lease costs and expenses and sublease income (in thousands):

		Successor	Predecessor
	Statement of Operations Line Items	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Operating lease cost	Various (1)	$2,047	$986
Finance lease cost:
Amortization of right-of-use assets	Various (1)	$188	$2,024
Interest on lease liabilities	Interest expense, net	$69	$139
Other lease costs and income:
Variable lease costs (2)	Various (1)	$2,585	$2,982
Sublease income	Various (1)	$—	$(899)
__________
(1)Amounts are included in the Condensed Consolidated Statements of Operations based on the function that the underlying leased asset supports. The following table presents the components of such aggregate amounts (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cost of revenues	$1,575	$1,662
Selling, general and administrative	$3,245	$3,431
(2)Amounts represent variable lease costs incurred that were not included in the initial measurement of the lease liability such as common area maintenance and utilities costs associated with leased real estate and certain costs associated with our automobile leases.
The following table provides certain additional information related to our leases (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payments for operating leases	$1,303	$1,348
Operating cash payments for finance leases	$70	$174
Financing cash payments for finance leases	$129	$1,810
Lease liabilities arising from obtaining right-of-use assets:
Operating leases (1)	$1,105	$—
__________
(1)The amount for the three months ended March 31, 2025 primarily relates to an increase of liabilities and right-of-use assets related to a lease extension resulting in a lease modification. This lease right-of-use asset and lease liabilities are classified as held for sale in the Condensed Consolidated Balance Sheet.

NOTE 8. OTHER INTANGIBLES
Other Intangible Assets
The Company’s intangible assets consist of the following components (in thousands):

Cost basis:	March 31, 2025	December 31, 2024
Indefinite-lived intangibles:
In-process research and development	$50,509	$50,509
Total indefinite-lived intangibles	$50,509	$50,509
Finite-lived intangibles:
Marketed products (weighted average life of 8 years)	$1,821,524	$1,869,140
Licenses (weighted average life of 5 years)	69,757	69,757
Total finite-lived intangibles (weighted average life of 8 years)	$1,891,281	$1,938,897
Total other intangibles	$1,941,790	$1,989,406

Accumulated amortization:
Finite-lived intangibles:
Marketed products	$(218,800)	$(163,654)
Licenses	(13,484)	(9,891)
Total other intangibles	$(232,284)	$(173,545)
Net other intangibles	$1,709,506	$1,815,861
Amortization expense for the Successor three months ended March 31, 2025 and the Predecessor three months ended March 31, 2024 totaled approximately $62.6 million and $61.9 million, respectively. Amortization expense is included in Cost of revenues in the Condensed Consolidated Statements of Operations.
Impairments
Indefinite-lived intangible assets are tested for impairment annually, as of October 1, and when events or changes in circumstances indicate that the asset might be impaired.
We estimate the fair values of our intangible assets using an income approach that utilizes a discounted cash flow model, or, where appropriate a market approach.
The discounted cash flow models reflect our estimates of future cash flows and other factors including estimates of future operating performance, including future sales, long-term growth rates, gross margins, operating expenses, discount rates, and the probability of technical and regulatory success. These assumptions are based on significant inputs and judgments not observable in the market, and thus represent Level 3 measurements within the fair value hierarchy. The discount rates used in the determination of fair value reflect our judgments regarding the risks and uncertainties inherent in the estimated future cash flows and may differ over time depending on the risk profile of the particular assets and other market factors. We believe the discount rates and other inputs and assumptions are consistent with those a market participant would use. Any impairment charges resulting from annual or interim intangible asset impairment assessments are recorded to Asset impairment charges in our Condensed Consolidated Statements of Operations.
During the Successor three months ended March 31, 2025 and Predecessor three months ended March 31, 2024, we did not record any impairment charges associated with intangible assets or goodwill.
NOTE 9. CONTRACT ASSETS AND LIABILITIES
Our revenue consists almost entirely of sales of our products to customers, whereby we ship products to a customer pursuant to a purchase order. Revenue contracts such as these do not generally give rise to contract assets or contract liabilities because: (i) the underlying contracts generally have only a single performance obligation and (ii) we do not generally receive consideration until the performance obligation is fully satisfied. At March 31, 2025, the unfulfilled performance obligations for these types of contracts relate to ordered but undelivered products. We generally expect to fulfill the performance obligations and recognize revenue within one week of entering into the underlying contract. Based on the short-term initial contract duration, additional disclosure about the remaining performance obligations is not required.

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
The following table shows the opening and closing balances of contract assets and contract liabilities from contracts with customers (dollars in thousands):

	March 31, 2025	December 31, 2024
Contract assets (1)	$10,258	$11,728
Contract liabilities (2)	$—	$2,969
__________
(1)At March 31, 2025 and December 31, 2024, approximately $2.3 million and $2.4 million, respectively, of these contract asset amounts are classified as current and are included in Prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets. The remaining amounts are classified as noncurrent and are included in Other assets.
(2)At December 31, 2024, approximately $0.6 million of these contract liability amounts are classified as current and are included in Accounts payable and accrued expenses in the Company’s Condensed Consolidated Balance Sheets. The remaining amount is classified as noncurrent and is included in Other liabilities. During the three months ended March 31, 2025, approximately $0.1 million of revenue was recognized that was included in the contract liability balance at December 31, 2024.
During the three months ended March 31, 2025, we recognized reductions in revenue of $0.5 million relating to performance obligations satisfied, or partially satisfied, in prior periods. Such revenue generally relates to changes in estimates with respect to our variable consideration.
NOTE 10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses included the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Trade accounts payable	$76,720	$107,635
Returns and allowances	93,682	99,425
Rebates	105,872	108,831
Other sales deductions	3,302	3,367
Accrued interest	39,066	17,772
Accrued payroll and related benefits	44,610	68,808
Accrued royalties and other distribution partner payables	10,189	20,281
Acquisition-related contingent consideration—current	3,588	3,303
Other	70,440	46,063
Total	$447,469	$475,485
The decrease in the Returns and allowances and Rebates accruals are primarily due to changes in gross sales and customer mix, as well as other factors. The increase in accrued interest expense is directly related to the timing of Exit Financing Debt interest payments, described in more detail in Note 11. Debt. The fluctuations in the remaining categories are primarily the result of timing of payments.

NOTE 11. DEBT
The following table presents information about the Company’s total indebtedness at March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025			December 31, 2024
	Effective Interest Rate	Principal Amount (1)	Carrying Amount (2)	Effective Interest Rate	Principal Amount (1)	Carrying Amount (2)
8.50% Senior Notes Due 2031	8.87%	$1,000,000	$982,825	8.87%	$1,000,000	$982,291
Term Loan Facility	8.91%	1,492,500	1,452,922	9.16%	1,496,250	1,455,430
Total		$2,492,500	$2,435,747		$2,496,250	$2,437,721
Less: current portion, net		15,000	15,000		15,000	15,000
Total long-term debt, less current portion, net		$2,477,500	$2,420,747		$2,481,250	$2,422,721
__________
(1)As of March 31, 2025 and December 31, 2024, the principal amounts represent the amount of unpaid contractual principal owed on the respective instruments.
(2)As of March 31, 2025 and December 31, 2024, the carrying amount of the respective debt instruments represents the unpaid contractual principal amounts owed less applicable deferred financing fees and original issue discounts.
General Information
The aggregate estimated fair value of long-term debt, which was determined based on Level 2 quoted market price inputs for the same or similar debt issuances, was approximately $2.5 billion at March 31, 2025 and $2.6 billion at December 31, 2024.
New Credit Facilities
On the Effective Date, as contemplated in the Plan, Endo Finance Holdings, Inc. (Endo Finance), a wholly owned subsidiary of Endo, Inc., also referred to herein as the Issuer, entered into the New Credit Agreement by and among the Issuer, as borrower, Endo, Inc., as parent guarantor, the lenders from time to time party thereto and Goldman Sachs Bank USA, as administrative agent, collateral agent, issuing bank and swingline lender, which provides for, among other things: (i) the New Revolving Credit Facility, and (ii) the New Term Facility, presented in the table above as Term Loan Facility (Successor) (the New Term Facility and, together with the New Revolving Credit Facility, the New Credit Facilities). The New Credit Agreement provides the Issuer with the option to raise certain incremental credit facilities, subject to certain limitations and conditions specified in the New Credit Agreement. The New Revolving Credit Facility has a maturity date of April 23, 2029 and the New Term Facility has a maturity date of April 23, 2031. At March 31, 2025, approximately $396 million of capacity under the New Revolving Credit Facility is undrawn and available to the Company, net of outstanding standby letters of credit.
On October 29, 2024, the Company entered into the First Amendment (the "Amendment") to the New Credit Agreement, and as amended by the Amendment, the “Amended Credit Agreement,” among Endo, Endo Finance, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, collateral agent, issuing bank and swingline lender. The Amendment provides for, among other things, the refinancing of all outstanding initial term loans with a new tranche of term loans that bears interest at a rate per annum equal to, at our option, (x) Term SOFR plus a range of 3.75% to 4.00% or (y) an alternate base rate plus a range of 2.75% to 3.00%, in each case based upon our First Lien Net Leverage Ratio (as defined in the Amended Credit Agreement). The Amendment resulted in a 0.50% reduction in our term loan interest rate margins.
As of March 31, 2025 and December 31, 2024, we were in compliance with all covenants contained in the New Credit Facilities.
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

As of March 31, 2025 and December 31, 2024, we were in compliance with all covenants contained in the New Senior Secured Notes.
Debt Commitment Papers
In connection with the Transaction Agreement, Endo Finance entered into a debt commitment letter, engagement letter and fee letters dated as of March 13, 2025 (collectively, the debt commitment papers) with Goldman Sachs Bank USA. The debt commitment papers provide for Mallinckrodt International Finance S.A. (the “Mallinckrodt Borrower”), which will be a direct or indirect wholly-owned subsidiary of Endo following the Business Combination, to incur (i) up to $500 million aggregate principal amount of senior secured term loans to be borrowed under Endo Finance’s existing credit agreement, and (ii) up to $400 million aggregate principal amount of senior secured bridge loans less the gross proceeds of any senior secured notes issued by the Mallinckrodt Borrower and sold on or prior to the consummation of the Business Combination. The proceeds of the financing contemplated will be used to refinance certain existing indebtedness of Mallinckrodt and for general corporate purposes, as well as to pay fees and expenses incurred in connection with the Business Combination. Mallinckrodt and Endo continue to evaluate options for sources of financing (including as to the amount thereof) in connection with the consummation of the transactions contemplated by the Transaction Agreement.
NOTE 12. COMMITMENTS AND CONTINGENCIES
Legal Proceedings and Investigations
Endo, Inc. and certain of its subsidiaries are involved in various claims, legal proceedings and internal and governmental investigations (collectively, proceedings) arising from time to time, including, among others, those relating to product liability, intellectual property, regulatory compliance, consumer protection, tax and commercial matters. An adverse outcome in certain proceedings described herein could have a material adverse effect on our business, financial condition, results of operations and cash flows. Endo, Inc. and certain of its subsidiaries are also subject to a number of matters that are not being disclosed herein because, in the opinion of our management, these matters are immaterial both individually and in the aggregate with respect to our financial position, results of operations and cash flows.
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
As disclosed in prior filings, on the Petition Date, Endo International plc, together with the Debtors, filed voluntary petitions for relief under the Bankruptcy Code. Certain additional Debtors filed voluntary petitions for relief under the Bankruptcy Code on May 25, 2023 and May 31, 2023. Under the Bankruptcy Code, third-party actions to collect prepetition indebtedness owed by the Debtors, as well as most litigation pending against the Debtors as of the Petition Date were generally subject to an automatic stay. Such automatic stay remained in place until the April 23, 2024 Effective Date, at which point claims against the Debtors were discharged and channeled to the applicable trusts in accordance with the Plan. The prepetition litigation that was discharged included, among other things, all prepetition liabilities relating to vaginal mesh matters, opioid-related matters, ranitidine matters, generic drug pricing matters, other antitrust matters, securities litigation matters, and governmental investigation matters. In accordance with the Plan, Endo, Inc. does not have any liability with respect to any prepetition claims.
At the Debtors’ request, the Bankruptcy Court appointed the Future Claimants' Representative (the FCR) in the Chapter 11 Cases. As further described in the applicable Bankruptcy Court filings, the FCR represents the rights of individuals who may in the future assert one or more personal injury claims against the Debtors or a successor of the Debtors’ businesses relating to the Debtors’ opioid or transvaginal surgical mesh products, but who could not assert such claims in the Chapter 11 Cases because, among other reasons, such individuals were unaware of the alleged injury, had a latent manifestation of the alleged injury or were otherwise unable to assert or incapable of asserting claims based on the alleged injury. Although the FCR was initially appointed to represent the rights of individuals who may in the future assert one or more personal injury claims against the Debtors or a successor of the Debtors’ businesses relating to the Debtors’ ranitidine products, in August 2023 the Bankruptcy Court entered an order terminating the FCR’s appointment with respect to claims relating to the Debtors’ ranitidine products. As of March 31, 2025, our accrual for loss contingencies of approximately $8.0 million represents the unpaid portion of the settlement consideration payable under the Debtors’ settlement with the FCR, which Endo, Inc. assumed on the Effective Date. Under the Plan and the settlement contemplated thereby, the trust established for the benefit of eligible future claimants assumed liability for all future claims in exchange for Endo, Inc.’s ongoing obligation to fund such trust.
Government Investigations
In March 2025, Endo USA, Inc. (Endo USA) received a subpoena issued by the U.S. Attorney’s Office for the Western District of Virginia requesting documents and information from 1996 through the present related to any interactions by Endo USA, its affiliates, predecessors or other related parties with pharmacy benefit managers, including (i) remuneration provided, (ii) negotiation of rebates, (iii) communications regarding the prescription, administration or payment for opioid medications, and (iv) communications regarding the safety or efficacy of opioid medications. We plan to provide the requested documents and information including to the extent that Endo USA serves as custodian of records for Debtors Endo Health Solutions Inc. and Endo Pharmaceuticals Inc. with respect to the period from 1996 through the April 2024 Effective Date.
In April 2025, Endo USA received subpoenas from the United States Department of Justice’s Consumer Protection Branch seeking documents and information, if any, related to the marketing and promotion of SUPPRELIN® LA from January 2020 through the present, for certain unapproved uses, including transgender care and gender dysphoria. Endo plans to cooperate with the subpoena, including to the extent that Endo USA serves as custodian of records for Endo Pharmaceuticals Inc. with respect to the period from January 2020 through the April 2024 Effective Date.
We are unable to predict the outcome of these matters or the ultimate legal and financial liability, if any, and at this time cannot reasonably estimate the possible loss or range of loss, if any, for these matters.
Patent Matters
Endo Operations Limited exclusively licenses several patents that relate to Endo USA Inc.’s ADRENALIN® (epinephrine in sodium chloride injection) product. On March 5, 2025, Endo USA, Inc. and Endo Operations Limited filed an action against Baxter Healthcare Corporate in the U.S. District Court for the Northern District of Illinois for infringement of the licensed patents (Endo USA, Inc. & Endo Operations Ltd. v. Baxter Healthcare Corp., C.A. No. 25-2365 (N.D. III.)). Endo USA, Inc. and Endo Operations Limited then filed a motion for a preliminary injunction on March 26, 2025, which is pending.
Other Proceedings and Investigations
Additional proceedings may also be brought in the future. We cannot predict the timing or outcome of these other proceedings. Currently, neither we nor our subsidiaries are involved in any other proceedings that we expect to have a material effect on our business, financial condition, results of operations and cash flows.
NOTE 13. OTHER COMPREHENSIVE (LOSS) INCOME
During the periods covered by this report, substantially all of the Accumulated other comprehensive loss balances at March 31, 2025 and December 31, 2024 consist of Foreign currency translation loss. There were no tax effects in Other comprehensive (loss) income and there were no reclassifications out of Accumulated other comprehensive loss.
NOTE 14. SHAREHOLDERS'/STOCKHOLDERS' (DEFICIT) EQUITY
The following table presents a reconciliation of the beginning and ending balances in Total shareholders’ deficit (in thousands):

	Euro Deferred Shares	Ordinary Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
BALANCE, DECEMBER 31, 2023 (PREDECESSOR)	$44	$24	$8,980,561	$(15,354,427)	$(223,762)	$(6,597,560)
Net loss	—	—	—	(154,230)	—	(154,230)
Other comprehensive loss	—	—	—	—	(2,924)	(2,924)
Other	(1)	—	—	—	—	(1)
BALANCE, MARCH 31, 2024 (PREDECESSOR)	$43	$24	$8,980,561	$(15,508,657)	$(226,686)	$(6,754,715)

The following table presents a reconciliation of the beginning and ending balances in Total stockholders’ equity (in thousands):

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE, DECEMBER 31, 2024 (SUCCESSOR)	$—	$76	$1,986,133	$(730,864)	$(3,007)	$1,252,338
Net loss	—	—	—	(128,630)	—	(128,630)
Other comprehensive loss	—	—	—	—	(665)	(665)
Compensation related to share-based awards	—	—	3,180	—	—	3,180
BALANCE, MARCH 31, 2025 (SUCCESSOR)	$—	$76	$1,989,313	$(859,494)	$(3,672)	$1,126,223
Share-Based Compensation
The Company recognized share-based compensation expense of $3.2 million during the three months ended March 31, 2025. As of March 31, 2025, the total remaining unrecognized compensation cost related to non-vested share-based compensation awards amounted to $19.7 million.
As of March 31, 2025, the weighted average remaining requisite service period for non-vested restricted stock units and performance share units was 1.7 years.
As contemplated by the Plan, on the Effective Date, the Company adopted a long-term incentive plan and authorized and reserved 3.6 million shares for issuance pursuant to equity incentive awards to be granted under such plan. As of May 5, 2025, 1.3 million shares have been issued under the Company’s Management Incentive Plan.
NOTE 15. OTHER EXPENSE, NET
The components of Other expense, net are as follows (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net gain on sale of business and other assets (1)	$(67)	$(178)
Foreign currency loss, net (2)	958	165
Net loss from our investments in the equity of other companies (3)	71	5
Other miscellaneous, net (4)	66	5,763
Other expense, net	$1,028	$5,755
__________
(1)Amounts primarily relate to the sale of certain intellectual property rights and certain other assets.
(2)Amounts relate to the remeasurement of foreign currency denominated assets and liabilities.
(3)Amounts relate to the income statement impacts of our investments in the equity of other companies, including investments accounted for under the equity method.
(4)The amount for the Predecessor three months ended March 31, 2024 primarily relates to a charge of approximately $6 million associated with the rejection of an executory contract, which was approved by the Bankruptcy Court in February 2024.

NOTE 16. INCOME TAXES
The following table displays our Loss from continuing operations before income tax, Income tax (benefit) expense and Effective tax rate (dollars in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Loss from continuing operations before income tax	$(140,814)	$(145,952)
Income tax (benefit) expense	$(12,184)	$7,882
Effective tax rate	8.7%	(5.4)%
The income tax benefit of $12.2 million for the Successor three months ended March 31, 2025 primarily related to a $14.2 million tax benefit on pre-tax losses outside of the United States (OUS).
The income tax expense of $7.9 million for the Predecessor three months ended March 31, 2024 primarily related to an increase in accrued interest on uncertain tax positions, 2024 discrete tax benefit related to Canadian uncertain tax positions and changes in geographic mix of pre-tax earnings.
A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company assesses the available positive and negative evidence to estimate whether the existing deferred tax assets will be realized. It is possible that in the future we may be required to establish a valuation allowance on a portion of a jurisdiction’s deferred tax assets. Establishing these valuation allowances would result in a charge to income tax expense for the period the establishment is recorded, which could have a material impact on net earnings. The timing and amount of the potential valuation allowance establishment are subject to significant management judgment and prospective earnings. As of March 31, 2025, the total valuation allowance was immaterial.
The Company records accrued interest and penalties, where applicable, related to uncertain tax positions (UTPs) as part of the provision for income taxes. As of December 31, 2024, the Company had total UTPs, including accrued interest and penalties, of $4.3 million. The company recognized net expense of $0.1 million associated with UTPs during the three months ending March 31, 2025, related to accrued interest in India.
NOTE 17. NET LOSS PER SHARE
The following is a reconciliation of the numerator and denominator of basic and diluted net (loss) income per share (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Numerator:
Loss from continuing operations	$(128,630)	$(153,834)
Net loss from discontinued operations	—	(396)
Net loss	$(128,630)	$(154,230)
Denominator:
For basic per share data—weighted average shares	76,211	235,220
Dilutive effect of common stock/ordinary share equivalents	—	—
For diluted per share data—weighted average shares	76,211	235,220
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
As contemplated by the Plan and approved on July 23, 2024, Endo, Inc. adopted a long-term incentive plan and authorized and reserved 3.6 million shares for issuance pursuant to equity incentive awards to be granted under such plan. On September 30, 2024, Endo, Inc. granted 1.3 million awards under the Endo, Inc. 2024 Stock Incentive Plan. As of May 5, 2025, up to approximately 2.3 million shares are issuable subject to the terms of equity awards granted under Endo, Inc.’s 2024 Stock Incentive Plan and terms of the Transaction Agreement.

Diluted shares used in the calculation of the diluted loss per share for the three months ended March 31, 2025 represented basic shares. Due to the net loss experienced by the Company for the three months ended March 31, 2025, the inclusion of the potentially dilutive effect of approximately 1.3 million equity awards in the calculation of actual diluted shares would have resulted in anti-dilution.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting our financial condition at March 31, 2025 and results of operations for the Successor three months ended March 31, 2025 and the Predecessor three months ended March 31, 2024. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the Annual Report. The Annual Report includes additional information about significant accounting policies, practices and the transactions that underlie the Successor and Predecessor financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with the Successor’s and Predecessor’s financial and operating results. Except for the historical information contained in this report, including the following discussion, this report contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” beginning on page i of this report.
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
RESULTS OF OPERATIONS
In addition to the impacts due to fresh start accounting (described below), quarterly results have fluctuated in the past and may continue to fluctuate. These fluctuations may be due to the business and financial statement effects of, among other things, new product launches by us or our competitors; market acceptance of our products; purchasing patterns of our customers; changes in pricing; changing inflation and interest rates; changes in the availability of our products; litigation-related and other contingencies; mergers, acquisitions, divestitures and other related activity; restructurings and other cost-reduction initiatives; financing activities; public health crises and epidemics; acquired in-process research and development charges; asset impairment charges; share-based and other long-term incentive compensation; and changes in the fair value of financial instruments. The following summary highlights certain recent developments that have resulted in and/or could in the future result in fluctuations in our results of operations and/or changes in our liquidity and capital resources:
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
•Endo International plc was the subject of various legal proceedings, including with regard to the sale, marketing and/or distribution of prescription opioid medications. For the Predecessor periods presented, the results reflect Endo International plc’s best estimate of the allowed claims related to the contingencies associated with these litigation claims against Endo International plc and its subsidiaries. Pursuant to the Plan, on the Effective Date thereof, all such civil claims against the Debtors were discharged and resolved in accordance with the Plan.
•On March 10, 2025, the Company entered into a definitive agreement to divest its International Pharmaceuticals business to Knight Therapeutics Inc. The total consideration for the transaction is up to $99 million, which includes an upfront cash payment of approximately $84 million, subject to certain hold backs and adjustments, and up to an additional $15 million in potential future payments contingent upon the achievement of certain milestones. As of March 31, 2025, the sale has not yet closed; the transaction is expected to close in mid-2025, pending customary regulatory approvals and satisfaction of other customary closing conditions. The assets subject to sale are classified as held and used as of December 31, 2024 as the criteria for classification as held for sale were not met as of that date.
•On March 13, 2025, Endo Inc. and Mallinckrodt plc (“Mallinckrodt”) entered into a transaction agreement (the “Transaction Agreement”) to effectuate a combination of the respective companies. Under the terms of the agreement, upon completion of the combination transaction, Endo’s shareholders will receive shares of Mallinckrodt stock and their pro rata share of cash, totaling $80 million (subject to an adjustment of up to an additional $20 million) in the aggregate, for each share of Endo stock owned as of the specified record date, such that upon completion of the combination transaction, Mallinckrodt will be the parent entity of the combined group and Mallinckrodt shareholders will own 50.1% and Endo shareholders will own 49.9% of the combined company. Mallinckrodt will continue as the holding company for the combined business, and Endo will become a wholly owned subsidiary of Mallinckrodt, with all of Mallinckrodt’s operating assets being contributed to Endo or its subsidiaries. The transaction is expected to close in the second half of 2025, subject to approval by shareholders of both companies, regulatory approvals and customary closing conditions. The business combination is expected to be accounted for as an acquisition of Endo by Mallinckrodt under the acquisition method of accounting, and Mallinckrodt is expected to be treated as the acquirer for accounting purposes. Mallinckrodt will record assets acquired and liabilities assumed from Endo primarily at their respective fair values at the date of completion of the business combination. Any excess of the purchase price over the net fair value of such assets and liabilities will be recorded as goodwill. At this time, it is impracticable to accurately predict the extent of the potential accounting and financial reporting effects of the transaction on the Company’s financial statements and operating results in future periods. However, subject to the completion of the transaction, we anticipate that the financial statements and operating results of the combined company subsequent to the closing will be significantly different from the Company’s historical financial statements and operating results in periods prior to the closing of the transaction.
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

Three Months Ended March 31, 2025 (Successor) Compared with Three Months Ended March 31, 2024 (Predecessor)
The following table displays our revenue, gross margin, gross margin percentage and other pre-tax expense or income (dollars in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	% Change 2025 vs. 2024
Total revenues, net	$392,833	$419,507	(6)%
Cost of revenues	295,403	199,013	48%
Gross margin	$97,430	$220,494	(56)%
Gross margin percentage	24.8%	52.6%
Selling, general and administrative	149,041	130,068	15%
Research and development	31,634	25,902	22%
Acquired in-process research and development	2,536	750	NM
Litigation-related and other contingencies, net	320	—	NM
Asset impairment charges	—	304	(100)%
Acquisition-related and integration items, net	1,015	621	63%
Interest expense, net	52,670	—	NM
Reorganization items, net	—	203,046	(100)%
Other expense, net	1,028	5,755	(82)%
Loss from continuing operations before income tax	$(140,814)	$(145,952)	(4)%
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.
Total revenues, net. The decrease in revenues for the Successor three months ended March 31, 2025 compared to the Predecessor three months ended March 31, 2024 was primarily due to competitive pressures in our Sterile Injectables and Generic Pharmaceuticals segments, partially offset by Branded Pharmaceuticals segment revenue growth. Our revenues are further disaggregated and described below under the heading “Business Segment Results Review.”
Cost of revenues and gross margin percentage. Cost of revenues includes certain amounts that impact its comparability among periods, as well as the comparability of gross margin percentage. The following table summarizes such amounts (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Acquisition & divestitures (1)	$146,574	$62,033
Restructuring or similar transactions (2)	(1,044)	3,622
Total	$145,530	$65,655
__________
(1)Cost of revenue amounts characterized as Acquisitions & divestitures primarily include amortization of intangible assets, and in periods where applicable, inventory step-up amortization. Successor amortization of intangible assets and inventory step-up are impacts of fresh start accounting and are not comparable to the Predecessor. Predecessor amortization expense historically fluctuated based on changes in the total amount of amortizable intangible assets and the rate of amortization in effect for each intangible asset, both of which varied based on factors such as the amount and timing of acquisitions, dispositions, asset impairment charges, transfers between indefinite- and finite-lived intangibles assets, changes in foreign currency rates and changes in the composition of our intangible assets impacting the weighted average useful lives and amortization methodologies being utilized.
(2)Restructuring or similar transactions primarily relate to continuity and separation benefits, cost reductions and/or strategic review initiatives that occur from time to time and are not comparable from period to period. For the Successor three months ended March 31, 2025, the Company reversed certain separation accruals previously recorded as restructuring or similar transactions.
The increase in Cost of revenues for the Successor three months ended March 31, 2025 compared to the Predecessor three months ended March 31, 2024 was primarily due to the amortization of inventory step-up, which did not exist in the Predecessor period presented.
The decrease in gross margin percentage for the Successor three months ended March 31, 2025 compared to the Predecessor three months ended March 31, 2024 was primarily due to amortization of inventory step-up, which did not exist in the Predecessor period presented, as well as decreases in revenues in our Sterile Injectables segment of historically higher margin products VASOSTRICT® and ADRENALIN® vials due to ongoing competitive pressures.

Selling, general and administrative. The increase for the Successor three months ended March 31, 2025 compared to the Predecessor three months ended March 31, 2024 was primarily due to approximately $16.2 million of transaction costs incurred in the current period related to the combination of Mallinckrodt and Endo and divestiture of our International Pharmaceutical business.
In connection with the Transaction Agreement, Selling, general and administrative costs could increase in the future, and the amount of any increases could be material.
Research and development. The increase in Research and development for the Successor three months ended March 31, 2025 compared to the Predecessor three months ended March 31, 2024 was primarily driven by the timing of Prescription Drug User Fee Act (PDUFA) fees for three Sterile Injectables pipeline projects in the current period.
Total R&D expenses for the Successor three months ended March 31, 2025 and Predecessor three months ended March 31, 2024 include $11.7 million and $12.8 million, respectively related to our Branded Pharmaceuticals development projects. The remaining R&D expenses for these periods were primarily related to our Sterile Injectables segment. Refer to the annual financial statements within the Company’s Annual Report for further information about the Sterile Injectables pipeline.
As our development programs progress, it is possible that our R&D expenses could increase.
Acquired in-process research and development. Acquired in-process research and development charges during the Successor three months ended March 31, 2025 and the Predecessor three months ended March 31, 2024 represents costs incurred in connection with certain licensing arrangements where the product(s) were in development at the time of acquisition. Acquired in-process research and development charges could increase in the future, and the amounts of any increases could be material.
Litigation-related and other contingencies, net. For further discussion, refer to Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Asset impairment charges. There were no impairment charges for the Successor three months ended March 31, 2025. Asset impairment charges for the Predecessor three months ended March 31, 2024 were attributed to asset impairment charges to property, plant and equipment.
Acquisition-related and integration items, net. Acquisition-related and integration items, net primarily consist of the net expense from changes in the fair value of acquisition-related contingent consideration liabilities resulting from changes to our estimates regarding the timing and amount of the future revenues of the underlying products and changes in other assumptions impacting the probability of incurring, and extent to which we could incur, related contingent obligations. See Note 5. Fair Value Measurements of the Condensed Consolidated Financial Statements included in Part I, Item 1 for further discussion of our acquisition-related contingent consideration.
Interest expense, net. The components of Interest expense, net are as follows (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Interest expense	$55,366	$363
Interest income	(2,696)	(363)
Interest expense, net	$52,670	$—
Interest expense for the Successor three months ended March 31, 2025 was primarily attributable to the indebtedness incurred under the Exit Financing Debt on the Effective Date (as further discussed in Note 11. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1). Beginning during the third quarter of 2022 and continuing through the Effective Date, Endo International plc ceased the recognition of interest expense related to its then-outstanding debt obligations and became obligated to make certain adequate protection payments as a result of the Chapter 11 Cases, which were accounted for as a reduction of the principal balance of the then-outstanding first lien debt instruments. The first lien debt instruments were later adjusted to the estimated allowed claim amount, resulting in a corresponding charge to Reorganization items, net.
Interest income varies primarily based on the amounts of our interest-bearing investments, such as money market funds, as well as changes in the corresponding interest rates.
Reorganization items, net. Amounts relate to the net expense or income recognized during Endo International plc’s bankruptcy proceedings required to be presented as Reorganization items, net under ASC 852.

Other expense, net. The components of Other expense, net are as follows (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net gain on sale of business and other assets	$(67)	$(178)
Foreign currency loss, net	958	165
Net loss from our investments in the equity of other companies	71	5
Other miscellaneous, net	66	5,763
Other expense, net	$1,028	$5,755
For additional information on the components of Other expense, net, refer to Note 15. Other Expense, Net of the Condensed Consolidated Financial Statements.
Income tax (benefit) expense. The following table displays our Loss from continuing operations before income tax, Income tax (benefit) expense and Effective tax rate (dollars in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Loss from continuing operations before income tax	$(140,814)	$(145,952)
Income tax (benefit) expense	$(12,184)	$7,882
Effective Tax Rate (calculated)	8.7%	(5.4)%
Our tax rate is affected by recurring items, such as tax rates in non-U.S. jurisdictions as compared to the notional U.S. federal statutory tax rate, and the relative amount of income or loss in those various jurisdictions. It is also impacted by certain items that may occur in any given period but are not consistent from period to period.
The income tax benefit of $12.2 million for the Successor three months ended March 31, 2025 primarily related to a $14.2 million tax benefit on pre-tax losses outside of the United States (OUS).
The income tax expense of $7.9 million for the Predecessor three months ended March 31, 2024 primarily related to an increase in accrued interest on uncertain tax positions, 2024 discrete tax benefit related to Canadian uncertain tax positions and changes in geographic mix of pre-tax earnings.
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
For additional information on our income taxes, see Note 16. Income Taxes of the Condensed Consolidated Financial Statements included in Part I, Item 1.
Discontinued operations, net of tax. The operating results of Endo International plc’s Astora business, which was resolved to be wound down in 2016, are reported as Discontinued operations, net of tax in the Predecessor Condensed Consolidated Statements of Operations. There are no discontinued operations in the Successor period.

Business Segment Results Review
Three Months Ended March 31, 2025 (Successor) Compared with Three Months Ended March 31, 2024 (Predecessor)
Revenues, net. The following table displays our revenue by reportable segment (dollars in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	% Change 2025 vs. 2024
Branded Pharmaceuticals	$209,491	$200,796	4%
Sterile Injectables	71,271	98,234	(27)%
Generic Pharmaceuticals	99,084	103,317	(4)%
International Pharmaceuticals (1)	12,987	17,160	(24)%
Total net revenues from external customers	$392,833	$419,507	(6)%
__________
(1)Revenues generated by our International Pharmaceuticals segment are primarily attributable to external customers located in Canada.
Branded Pharmaceuticals. The following table displays the significant components of our Branded Pharmaceuticals revenues from external customers (dollars in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	% Change 2025 vs. 2024
Specialty Products:
XIAFLEX®	$121,366	$113,049	7%
SUPPRELIN® LA	27,380	20,135	36%
Other Specialty (1)	11,583	15,219	(24)%
Total Specialty Products	$160,329	$148,403	8%
Established Products:
PERCOCET®	$21,986	$24,544	(10)%
TESTOPEL®	10,290	10,491	(2)%
Other Established (2)	16,886	17,358	(3)%
Total Established Products	$49,162	$52,393	(6)%
Total Branded Pharmaceuticals (3)	$209,491	$200,796	4%
__________
(1)Products included within Other Specialty include, but are not limited to, AVEED®.
(2)Products included within Other Established include, but are not limited to, EDEX®.
(3)Individual products presented above represent the top two performing products in each product category and/or any product having revenues in excess of $25 million during any quarter presented for 2025 or 2024.
Specialty Products
The increase in XIAFLEX® revenues for the Successor three months ended March 31, 2025 compared to the Predecessor three months ended March 31, 2024 was primarily attributable to increased volumes of approximately 6%.
The increase in SUPPRELIN® LA revenues for the Successor three months ended March 31, 2025 compared to the Predecessor three months ended March 31, 2024 was primarily attributable to increased volumes of approximately 73% partially offset by decreased net price of approximately 37%. The favorable changes in volume were driven by increased demand, which was partially offset by unfavorable customer mix.
The decrease in Other Specialty revenues for the Successor three months ended March 31, 2025 compared to the Predecessor three months ended March 31, 2024 was primarily attributable to the 2024 discontinuation of NASCOBAL® Nasal Spray.
Established Products
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

Sterile Injectables. The following table displays the significant components of our Sterile Injectables revenues from external customers (dollars in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	% Change 2025 vs. 2024
ADRENALIN®	$14,051	$27,367	(49)%
VASOSTRICT®	8,286	26,953	(69)%
Other Sterile Injectables (1)	48,934	43,914	11%
Total Sterile Injectables (2)	$71,271	$98,234	(27)%
__________
(1)Products included within Other Sterile Injectables include, but are not limited to, APLISOL®.
(2)Individual products presented above represent the top two performing products within the Sterile Injectables segment and/or any product having revenues in excess of $25 million during any quarter presented for 2025 or 2024.
The decrease in ADRENALIN® revenues for the Successor three months ended March 31, 2025 compared to the Predecessor three months ended March 31, 2024 was primarily driven by a 26% decrease to volumes and a 22% decrease in net price, reflecting continued competitive pressures on the ADRENALIN® vial.
The decrease in VASOSTRICT® revenues for the Successor three months ended March 31, 2025 compared to the Predecessor three months ended March 31, 2024 was primarily driven by a 44% cumulative decrease in net price and a 25% decrease to volumes, reflecting continued competitive pressures.
The increase in Other Sterile Injectables revenues for the Successor three months ended March 31, 2025 compared to the Predecessor three months ended March 31, 2024 was primarily attributable to an increase in volumes across multiple products.
On-market products in our Sterile Injectables segment are likely to continue to be affected by ongoing competitive pressures. This could result in revenue decreases or otherwise impact future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Generic Pharmaceuticals. The decrease in Generic Pharmaceuticals revenues for the Successor three months ended March 31, 2025 compared to the Predecessor three months ended March 31, 2024 was primarily attributable to competitive pressures on dexlansoprazole delayed release capsules, partially offset by increased revenue from lidocaine patch 5% driven by increased volumes.
For the Successor three months ended March 31, 2025, lidocaine patch 5% made up 9% of consolidated total revenues. For the Predecessor three months ended March 31, 2024, lidocaine patch 5% and dexlansoprazole delayed release capsules made up 7% and 5%, respectively, of consolidated total revenues.
Other products in our Generic Pharmaceuticals segment are also likely to continue to be affected by ongoing competitive pressures. These factors could result in revenue decreases or otherwise impact future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Segment adjusted income (loss) from operations before income tax. The following table displays our Segment adjusted income (loss) from operations before income tax (the measure we use to evaluate segment performance) by reportable segment (dollars in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	% Change 2025 vs. 2024
Branded Pharmaceuticals	$112,237	$104,093	8%
Sterile Injectables	$(10,435)	$37,070	NM
Generic Pharmaceuticals	$21,707	$25,456	(15)%
International Pharmaceuticals	$1,422	$3,486	(59)%
__________
NM indicates that the percentage change is not meaningful or is greater than 100%.

Branded Pharmaceuticals. The favorable change in Segment adjusted income from continuing operations before income tax for the Successor three months ended March 31, 2025 compared to the Predecessor three months ended March 31, 2024 was primarily attributable to the gross margin effects of the increased revenues further described above.
Sterile Injectables. The unfavorable change in Segment adjusted income from continuing operations before income tax for the Successor three months ended March 31, 2025 compared to the Predecessor three months ended March 31, 2024 was primarily attributable to the gross margin effects of the decreased revenues and changes in product mix, further described above, as well as increased R&D driven by PDUFA fees for three Sterile Injectables pipeline projects in the current period.
Generic Pharmaceuticals. The unfavorable change in Segment adjusted income from continuing operations before income tax for the Successor three months ended March 31, 2025 compared to the Predecessor three months ended March 31, 2024 was primarily attributable to the gross margin effects of the decreased revenues, further described above, and product mix.
LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is cash generated from operations and access to our $400 million New Revolving Credit Facility, which remains undrawn at March 31, 2025. Cash and cash equivalents, which primarily consisted of bank deposits and money market accounts, totaled $369.7 million at March 31, 2025 compared to $387.2 million at December 31, 2024. Our principal liquidity requirements are primarily for working capital for operations, licenses, capital expenditures, mergers and acquisitions (including upfront and milestone payments to third parties), income taxes and debt service payments including principal and interest payments on the Exit Financing Debt. We believe our principal sources of liquidity and cash on hand will be sufficient to meet our principal liquidity requirements for the next twelve months from the date of issuance of the Condensed Consolidated Financial Statements, included elsewhere in this report.
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
Indebtedness. In connection with the Plan, Endo, Inc. incurred indebtedness of $2.5 billion related to the Exit Financing Debt. Additionally, in connection with the planned Combination of Mallinckrodt and Endo, Endo Finance entered into debt commitment papers with Goldman Sachs Bank USA. Refer to Note 11. Debt of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report for additional information about the Endo, Inc. Exit Financing Debt, including a summary of key terms, as amended, including applicable interest rates, as well as additional information about Endo Finance’s debt commitment papers.
Working capital. The components of our working capital and our liquidity at March 31, 2025 and December 31, 2024 are below (dollars in thousands):

	March 31, 2025	December 31, 2024
Total current assets	$1,454,929	$1,475,887
Less: total current liabilities	491,785	514,993
Working capital	$963,144	$960,894
Current ratio (total current assets divided by total current liabilities)	3.0:1	2.9:1
Working capital increased by $2.3 million from December 31, 2024 to March 31, 2025. During this period, working capital was impacted from the favorable impacts to: (i) net current assets resulting from revenues and gross margins, which are further described above; and (ii) the impact of reclassifying approximately $47.1 million from long term assets to held for sale at March 31, 2025, as further described in Note 3. Discontinued Operations and Held for Sale. These benefits were partially offset by, among other things, Capital expenditures, net of Proceeds from the U.S. Government Cooperative Agreement, of $13.0 million.

The following table summarizes our Condensed Consolidated Statements of Cash Flows (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net cash flow provided by (used in):
Operating activities	$1,128	$25,794
Investing activities	(11,920)	(10,463)
Financing activities	(4,038)	(153,319)
Effect of foreign exchange rate	(4)	(784)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	$(14,834)	$(138,772)
Operating activities. Net cash provided by operating activities of the Successor three months ended March 31, 2025 represents the cash receipts and cash disbursements from all of our activities other than investing activities and financing activities. Changes in cash from operating activities reflect, among other things, the timing of cash collections from customers, payments to suppliers, managed care organizations, government agencies, collaborative partners and employees in the ordinary course of business, as well as the timing and amount of cash payments and/or receipts related to interest, litigation-related matters, restructurings, reorganization items, income taxes and certain other items.
The $24.7 million decrease in Net cash provided by operating activities during the Successor three months ended March 31, 2025 compared to the Predecessor three months ended March 31, 2024 was primarily due to our results of operations, as described above, and the timing of cash collections and cash payments related to our operations. Additionally, cash paid for interest increased by $31.2 million during the Successor three months ended March 31, 2025 as the corresponding cash outflows during the Predecessor three months ended March 31, 2024 were characterized as adequate protection payments and reflected as a financing cash outflow.
It is possible that our operating cash flows could decline in the future as a result of, among other things, reductions in revenues and payments associated with the implementation of the transactions contemplated by the Plan following the Effective Date.
Investing activities. Net cash used in investing activities during the Successor three months ended March 31, 2025 compared to the Predecessor three months ended March 31, 2024 reflects a decrease in Proceeds from the U.S. Government Cooperative Agreement, partially offset by a decrease in Capital expenditures spending.
Financing activities. Net cash used in financing activities during the Successor three months ended March 31, 2025 related to New Term Facility repayments of $3.8 million. Net cash used in financing activities during the Predecessor three months ended March 31, 2024 primarily related to Adequate protection payments of $150.5 million.
Cash Requirements for Contractual and Other Obligations. As of March 31, 2025, there were no material changes in our contractual obligations from those disclosed in the annual financial statements within the Company’s Annual Report.
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
Inflation. Materials, equipment and labor shortages, shipping, logistics and other delays and other supply chain and manufacturing disruptions continue to make it more difficult and costly for us to obtain raw materials, supplies or services from third parties, to manufacture our own products and to pursue clinical development activities. Economic or political instability or disruptions, such as the conflict in Ukraine and the Middle East, could also negatively affect our supply chain or increase our costs. In addition, the imposition of new tariffs, such as those on imported medicines and pharmaceutical ingredients that may result following the tariff investigations opened by the U.S. Commerce Department in April 2025, or increases in existing tariffs could result in disruptions to our existing supply chains and result in increased costs on our business. See “Risk Factors—Risks Related to our Legal and Regulatory Environment-New or increased tariffs and evolving trade relations between the United States and other countries could have a material adverse effect on our business, financial condition, results of operations and cashflows” in Item 1A of Part I in the Company’s Annual Report for more information. While we do not believe that inflation had a material adverse effect on our financial statements for the periods presented, if these types of events or disruptions continue to occur, they could have a material adverse effect on our business, financial condition, results of operations and cash flows.
CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates have not changed materially since December 31, 2024. For additional discussion of the Company’s critical accounting estimates, see “Critical Accounting Estimates” in Item 7 of the Annual Report.

RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note 2. Summary of Significant Accounting Policies of the Condensed Consolidated Financial Statements included in Part I, Item 1, as applicable.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in the financial markets, including interest rates and foreign currency exchange rates.
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our variable-rate indebtedness associated with our New Credit Facilities. Borrowings under the New Credit Facilities may from time to time require payments calculated using variable rates, in certain cases subject to a floor. At March 31, 2025, a hypothetical 1% increase in the applicable rate over any applicable floor would have resulted in the incurrence of $14.9 million of incremental payments (representing the annual rate of incurrence) related to our variable-rate debt borrowings.
As of March 31, 2025, there are no other assets or liabilities with significant interest rate sensitivity.
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
The assets and liabilities of certain of our international subsidiaries are also translated to U.S. dollars at period-end exchange rates. Translation adjustments arising from the use of differing exchange rates are included in Accumulated other comprehensive loss. Gains and losses on foreign currency transactions and short-term intercompany receivables from foreign subsidiaries are included in Other expense, net in the Condensed Consolidated Statements of Operations. Refer to Note 15. Other Expense, Net of the Condensed Consolidated Financial Statements included in Part I, Item 1 for the amounts of Foreign currency loss, net.
The Company considered a hypothetical impact of a 10% change in the underlying currencies of our foreign currency denominated intercompany balances, relative to the U.S. dollar, at March 31, 2025 and December 31, 2024. A 10% change at March 31, 2025 would have resulted in approximately $0.6 million in incremental foreign currency losses on such date. A 10% change at December 31, 2024 would have resulted in approximately $3.4 million in incremental foreign currency losses on such date.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2025. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer each concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information required by this item included under Note 12. Commitments and Contingencies of the Condensed Consolidated Financial Statements in Part I, Item 1 of this report is incorporated herein by reference.
Item 1A. Risk Factors
For a discussion of our risk factors, see the information in Part I, Item 1A. “Risk Factors” in the Annual Report. There have been no material changes to our risk factors from those described therein.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases or sales of equity securities by the Company during the three months ended March 31, 2025.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Special Director Compensation
As previously disclosed on the Endo, Inc. (“Endo”) Form 8-K dated March 14, 2025, on March 13, 2025, Endo entered into a transaction agreement by and among Mallinckrodt plc, Endo and Selvage Merger Sub LLC (the “Transaction Agreement” and, such transaction, the “Merger”).
In consideration of the considerable time and energy required of the Company’s non-employee directors in connection with the negotiation and consummation of the Merger, in January 2025, the Compensation & Human Capital Committee (the “Committee”) of the Board of Directors of Endo approved a temporary compensation arrangement, for the period of January through March 2025, pursuant to which each non-employee director is eligible for a supplemental cash fee of $30,000 per month (or $40,000 per month in the case of the Board Chairperson) (the “Special Compensation Arrangement”).
As a result of an analysis performed by its Compensation Consultant and extensive discussions among the Committee and with the Compensation Consultant, the Committee has determined to extend the Special Compensation Arrangement commencing April 2025 for non-employee directors (other than Paul Efron) and to increase the pre-existing monthly supplemental cash fee by $50,000 per month such that the non-employee directors (other than Mr. Efron) will receive a total supplemental monthly fee of $80,000 (or $90,000 for the Board Chairperson). These new monthly supplemental fees began in April 2025 and will continue until the earlier of (i) the end of the month in which the transaction with Mallinckrodt is consummated, or if earlier, the end of the month in which the Merger is terminated or (ii) August 31, 2025.
In respect of Mr. Efron, the Committee decided that in light of the special expertise provided by Mr. Efron, and the extraordinary efforts of Mr. Efron in negotiating the transaction, ancillary arrangements and other special initiatives of Endo, Mr. Efron will receive an increased monthly supplemental cash fee of $300,000 per month. Mr. Efron’s increased monthly supplemental cash fee began in April 2025 and will continue for a period of five months. If the Merger closes before the end of the five-month period, any supplemental cash fees that would have been paid over the remainder of the five-month period will be accelerated and paid in full at the closing of the Merger.
The foregoing director fees are in addition to director fees provided pursuant to the Endo, Inc. Non-Employee Director Compensation Policy, as described in Endo’s Annual Report on Form 10-K for the year ending December 31, 2024.
10b5-1 Trading Arrangements
During the three months ended March 31, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference from:
Number	Description	File Number	Filing Type	Filing Date
2.1#	Transaction Agreement, dated as of March 13, 2025, by and among the Company, Mallinckrodt and Merger Sub (filed under Item 1.01).	333-280767	8-K	March 14, 2025
3.1	Amended and Restated Certificate of Incorporation.	333-280767	S-1	July 12, 2024
3.2	Amended and Restated Bylaws.	333-280767	S-1	July 12, 2024
10.1	Form of Voting Agreement, by and among, the Company, Mallinckrodt and the Company’s shareholder(s) party thereto (filed under Item 1.01).	333-280767	8-K	March 14, 2025
10.2	Transition Agreement between Endo, Inc. and Scott Hirsch, dated March 13, 2025.	333-280767	8-K	March 14, 2025
31.1	Certification of the Interim Chief Executive Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Not applicable; filed herewith
31.2	Certification of the Chief Financial Officer of Endo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Not applicable; filed herewith
32.1	Certification of the Interim Chief Executive Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Not applicable; furnished herewith
32.2	Certification of the Chief Financial Officer of Endo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Not applicable; furnished herewith
101.INS	iXBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Not applicable; submitted herewith
101.SCH	iXBRL Taxonomy Extension Schema Document.	Not applicable; submitted herewith
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document.	Not applicable; submitted herewith
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document.	Not applicable; submitted herewith
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.	Not applicable; submitted herewith
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.	Not applicable; submitted herewith
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.	Not applicable; submitted herewith

#	Schedules, exhibits and similar attachments to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

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
Date: May 12, 2025